Form 10-K
period 2015-12-31
Medico International Inc.
filed 2016-04-18
CIK 1658432

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number  333-208050

MEDICO INTERNATIONAL INC.
(Exact name of small business issuer as specified in its charter)

Nevada	8052	37-1793037
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

2885 Sanford Ave SW #35726 Grandville, MI 49418 (Address of principal executive offices)

(602) 320-4899
(Issuer's telephone number)

None
Securities registered under Section 12(b) of the Exchange Act

None
Securities registered under Section 12(g) of the Exchange Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes □      No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes □       No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No □

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒  No □

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes □  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer □	Accelerated filer □	Non-accelerated filer □	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  □       No ☒

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $0.  The registrant’s registration statement on Form S-1 was declared effective December 22, 2015 by the Securities and Exchange Commission, and the Company received a ticker symbol for the quotation of its common stock on OTC Markets on March 3, 2016.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  3,697,000 common shares issued and outstanding as of April 1, 2016.

PART I
Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Medico International Inc. (the “Company”) was incorporated in the State of Nevada on September 18, 2015.  The Company’s registration statement on Form S-1 was declared effective by the Securities and Exchange Commission on December 22, 2015.

The Company was formed and organized for the purposes of acting as the holding company for Smile More Holding Pte. Ltd., which is a private Singapore corporation (referred to herein as “Smile Central”). Smile Central is a dental company employing the latest techniques in oral care and oral surgery in Singapore. Formed in 2014, Smile Central has expanded to 5 locations in population-dense high foot traffic residential centers all over Singapore.

Smile Central's business objectives are to improve techniques and achieve the following:

- make the existing treatment more effective;
- decrease the recovery time of patients; and
- reduce the cost of innovative/cutting edge dental procedures.

Smile Central is designed to enhance this market with its small core of eminent dentists, key employees, and strong outsourced partners. Management believes that Smile Central has a business model that is easily scalable to effect rapid growth and expansion.

The Company

Through 2015, Smile Central operated 5 dental clinics throughout Singapore, with each clinic meeting its respective revenue and profit targets every quarter so far. Since 2015, Smile Central has expanded its operations by adding a new dental center adjacent to its Aljunied clinic and increasing the number of dental operating chairs at its Jurong location from two (2) to five (5). The facilities for the new dental center in Aljunied have been leased and equipment has been purchased. Smile Central is currently completing renovations to the facilities. Its business model focuses on recruiting qualified and experienced dentists, supported by well-trained clinic support staff. Our dentists have post-graduate training in the fields of endodontics, orthodontics, periodontics, prosthodontics, paedodontics, oral surgery and implant dentistry. Hence, we are able to carry out procedures ranging from the routine cleaning and filling to the most complex ones involving aesthetics and surgery.

In addition to basic dental care, our strengths include:

·            Invisible braces for the young and for working adults.
·            Dental implants to rehabilitate functionality.

Smile Central positions itself as an affordable dental chain where patients of all demographics can afford basic and complex dental care with government Medisave claims and government-aided subsidies like the Community Health Assist Scheme and the Pioneer Generation subsidy for the elderly.

Planned Services (In Addition to Current List of Services)

Among some of the new techniques and procedures Smile Central is looking to incorporate are:

·            Laser Teeth Whitening
·            Aesthetic Implants and Implant Maintenance

·            Laser Surgery - used to perform soft-tissue surgery, including removing tumors and lesions from the soft tissues of the mouth, as well as tooth cleaning and plaque removal
·            Oral and Maxillofacial surgery - the treatment of many diseases, injuries and defects in the head, neck, face, jaws and the hard and soft tissues of the Oral (mouth) and Maxillofacial (jaws and face) region.

Goals for Expansion

Smile Central will embark on a marketing plan to promote brand awareness in preparation for its expansion. Currently boasting 5 locations in high foot traffic areas, the Company is planning to expand to 9 locations in 2016, and then further on to 20 locations by the end of 2017.
Smile Central will focus on expansion both by opening more locations, as well as increasing the number of dentists at its current locations to tap into the expanding market.

Locations have already been identified, and talks are underway to secure the leases on a minimum 3 year period, with an option for a further year before renegotiations. Management is negotiating for rents that suit its investment projections and will not undertake the projects unless negotiations are favorable.

According to the Singapore Dental Council, the current dentist-to-population ratio in Singapore is 1:2,960, a ratio we feel is indicative of the scope of expansion possible for the dental industry. In comparison, for 2013-2014, the statistics for the dentist-population ratio in England is around 1:2,000, with some areas having as high a ratio as 1:1,682. We feel that due to the highly-fragmented dental market in Singapore, the market has room to grow by another 40-50%, with 15% yearly gains possible for at least the next 5 years. Management is currently in talks with graduate dentists from overseas (predominantly from the UK and Australia) to employ them to staff the new locations. As is the current practice, each location will be overseen by a senior partner who is also a practicing specialist. Management hopes to staff each new location initially with 3 dentists working under the senior specialist. Leveraging on the existing expertise and business partnerships with suppliers, the new locations will be set up in the most cost-efficient manner in order to capitalize on the current opportunities immediately.

Management also currently has in place a program of sending selected high-performing dentists under its employment to increase their knowledge and expertise through seminars, courses, further study and specialization. This is in line with its policy of training the dentists to assume senior partner positions at new locations.

Market Competition

Direct Competition

The direct competitors of Smile Central are the dental companies with 3-10 clinics in their stable. Smile Central is already leveraging on economies of scale to provide a more professional and comfortable experience for patients at a lower cost, and should see off competition from the individual standalone clinics. The increased suite of services at the new locations should position it above ordinary clinic chains as it is able to provide a well-rounded range of services.

Future Competition

Future competition will come in the form of new clinic chains who consolidate to grow, or chains which acquire standalone clinics to increase their size. Management feels that with constant learning and innovation, Smile Central will be able to stay ahead of the competition by offering continually advanced and modern services and equipment at a competitive price point.

Competitive Analysis

Overall, management contends that the Company competes by being a leading provider of a full line of technologically advanced procedures and techniques, supported by the exceptional core managerial team and the able dentists and staff. One of the primary areas of competition is for diligent and conscientious dentists who are personable and able to form good client-doctor relations. There is also strong competition for more senior dentists with their own clientele.

With our many opportunities for continuing education learning, we believe we will be able to attract young dentists with a view to a long career in the company. Dentists with good PR skills should also be identified and recruited.

Target Market Profile

Smile Central is rolling out a plan to target different segments of the market.

•	We actively recruit dentists who are good with kids and who are parents themselves, to cater to the pediatric dental market. Frequently the parents of the kids also come in for treatment when we attend to their kids.
•	We target the young professionals who want a comfortable space to have their dental treatment.
•	Our dentists take care of the senior citizens by educating them on oral hygiene and providing subsidized oral care.
•	There is ethnic diversity in our dentists and staff - they hail from different ethnic groups and are multilingual so as to cater to every segment of the market.

Future Markets

Smile Central plans to build its Singapore network of clinics until it perceives that the Singapore market is saturated. Following that, Smile Central will look to the neighboring countries for expansion, as it believes the level of dental care is lacking in the developing countries around Singapore.

At the same time, moving more towards dental surgery and aesthetics will see the revenues increase as these treatments are more expensive, with some aesthetic surgery going up to $40,000 per patient. 3D Radiography is another segment management is looking to go into - in 3D Radiography, a large volumetric 3D image is created in a single 14 second 3D scan that provides the highest resolution with the lowest radiation dose. This is safer and more comprehensive than traditional radiography, and as the population becomes more savvy and affluent, more would turn towards this rather than traditional radiography.

Governmental Approvals

Smile Central operates within a very strict governmental approval framework and all treatment methods and procedures are completely compliant with governmental laws and guidelines.

Demographics

Singapore’s dental services and equipment and supplies market is expected to grow in tandem with the city state’s reputation as the region’s healthcare hub and center of healthcare excellence. Singapore is ranked sixth out of 191 countries globally and the best in Asia by the World Health Organization.

As a multi-faceted medical hub, Singapore attracts a growing number of medical professionals and multi-national healthcare-related companies from various parts of the world to share and exchange their expertise, conduct healthcare-related research and training as well as host international conferences and events.

With Singapore's well-developed infrastructure and robust medical ecosystem, healthcare providers in Singapore are constantly strengthening their medical capabilities through professional exchanges and access to innovation in medical technology.

In Singapore, medical travelers can receive quality medical care in an environment that is safe and welcoming, with no uncertainties from political instability, social unrest, or worries about poor health safety. This is on top of an efficient transportation system, wide range of accommodation options, and a wide variety of leisure offerings to enhance the experience in Singapore.

Singapore's quality healthcare, as one of the best in the world, is internationally recognized.

•	Ranked first for most efficient healthcare system, out of 51 countries, in 2014 by Bloomberg.

•	Ranked second in the world for health-care outcomes according to The Economist Intelligence Unit (EIU) in 2014.

•	Ranked first as a global favorite medical tourism destination in PHD Chamber Medical and Wellness Tourism Report 2013.

•	21 hospitals and medical centres and medical organizations in Singapore have obtained the Joint Commission International (JCI) accreditation.

•	Singapore's blood supply ranks among the safest in the world. Blood Services Group HSA (previously known as Singapore's Centre for Transfusion) was appointed a World Health Organization (WHO) Collaborating Blood Centre for Transfusion Medicine for the Western Pacific Region in 1992.

Singapore's increased emphasis on medical tourism has seen the number of tourists traveling to Singapore for healthcare purposes grow significantly. The total medical tourism receipts came in at $832 million in 2013, up from $383 million in 2004, and Singapore's medical tourism market is expected to grow 8.3% per annum from now to 2018.

Singapore’s dental practitioners have seen a steady demand for more complex and specialty dental procedures from foreign visitors who also come here for medical consultation. The country continues to strive to provide first class healthcare systems and facilities to its residents and the international patient market.

The medical and dental sector is also expected to see gains due to the increasing population. The population of Singapore is now 5.4 million, and this is expected to rise to 6.9 million in 2030.

Market Demand

The general status of dental and oral hygiene of Singaporeans is good. Attributing to this success is the Singapore government’s fluoridation of potable water initiative since 1958 and the widespread use of fluoridated toothpaste among the general population. As such, the dental work done by dental practitioners has shifted from the traditional “drill and fill” regime to one that focuses on enhancing the patient’s aesthetic appearance.

The emphasis of the public healthcare service is in preventive dentistry targeted at pupils in schools. Dental care begins with preventive dentistry promoted through the Singapore Health Promotion Board, a statutory board tasked to promote a good and healthy lifestyle among Singaporeans. The Board targets students through a network of 200 static clinics located in schools as well as 30 mobile dental clinics. This plus fluoridation of potable water and availability of fluoridated toothpaste has greatly diminished dental decay and tooth loss.

Singapore provides some of the most advanced dental care in the region. With the third highest GDP per capita income in the world, Singaporeans' demand for the best and most sophisticated dental care is strong. According to a report that highlighted the results of a survey conducted by the Singapore Dental Association, nearly 45% of the population visits the dentist at least twice a year. They spend an average of US$80 for a visit to the dentist.

As an affluent nation, more and more patients are seeking treatment for their children early in the hope of arresting any potential problems with their teeth. More parents are bringing their children to see orthodontists before they lose their baby teeth. Teenagers and adults too are seeking corrective treatments to improve the alignment of their teeth.

Designer and/or transparent braces are popular and appeal to the more aesthetically-conscious and affluent. Costs for such treatments are in the thousands of dollars.

There has also been an increased awareness of oral and dental hygiene. More Singaporeans have adopted a more rigorous approach to oral care by incorporating flossing and gargling with a mouthwash to their typical routine of twice-a-day brushing. Schools have been instrumental in reinforcing this to the children.

Besides serving a more affluent and demanding resident population, dental practitioners have also seen a marked increase in foreign patients seeking dental treatment in Singapore. Wealthy patients from Indonesia, Brunei, Thailand, Malaysia, Philippines, Hong Kong, Cambodia, China and Vietnam began to visit Singapore for medical care in the 1980s. According to a news report, these patients are not looking for a quick clean or check-up, they come for treatments that include cosmetic dentistry that arrest problems of discolored teeth, gaps between teeth, unsightly old crowns and reconstructive work which can cost up to US$60,000.

Singaporean dentists do a lot of overseas teaching and are involved in overseas conferences. They are increasingly seen as experts in their field and are sought after as panelists at dental conferences, to do product demonstrations and as key opinion leaders. According to leading implant suppliers, implants are the fastest growing segment in the global dental market with an annual growth rate of 18-20 percent.

Many dental GPs are improving themselves through workshops and courses and the popular topics include implants and cosmetic dentistry. Cosmetic dentists are now seen as the “plastic surgeons of the dental sector”.

As Singaporean dental practitioners strive to provide more value-added consultations, some are providing their patients more holistic medical care by offering the option for oral cancer screening. Oral cancer is ranked 11th in the list of most common cancers in Singapore, based on information available from the Ministry of Health. Due to the anxiety that may be experienced by patients, this test is conducted selectively only when the patient displays high-risk symptoms and after the dental practitioner provides the appropriate counseling.

Property

Our subsidiary, Smile Central, leases office space for each of our five (5) clinics. The table provided below summarizes the monthly rental cost, before applicable taxes, in Singapore dollars, and the tenancy period for each lease.

Clinic	Rental per mth	Tenancy Period
Aljunied	$7,000	Aug 2014 – Jul 2017

Aljunied – Dental Lab	$2,000	May 2015 – May 2017

Jurong	$34,000	Sep 2015 – Sep 2018

Hougang	$19,916	May 2015 – May 2018

HougangCentral	$6,500	Apr 2014 – Apr 2016
Toa Payoh	$16,000	Apr 2015 – Mar 2018

Employees
Smile Central employs sixty (60) employees, of which 49 are full-time employees, 11 are part-time employees, 3 full-time doctors (including the Company’s executive officers, Dr. Liew and Dr. Chew) and 8 contracted doctors.
Item 1A.  Risk Factors

We have a history of losses and may never be profitable.

We have an accumulated deficit totaling $(241,690), as of December 31, 2015, and we are not profitable. To date our operations have not generated sufficient operating cash flows to pay for the expenses we incur on a current basis. We may not be able to successfully keep or grow our businesses or achieve profitability from our operations in the near future or at all.

Among other things, our ability to achieve sustainable profitability is dependent on:

•            Successful marketing and sale of our dental services and plan;
•            Our ability to acquire or open additional dental practices and operate them profitably;
•            Our ability to develop additional services and plans to serve dentists and their patients.

There can be no assurance that we will achieve sustainable profitability.

Our cash reserves are not sufficient to pay the amounts owing on outstanding obligations.

At December 31, 2015, we had $1,800,130 in current liabilities and working capital deficit of $(872,820). We do not have sufficient reserves to pay the amounts owing. As a result, no assurance can be given that the Company will have the resources to repay any or all of its current obligations. The failure of the Company to pay its obligations will have a material adverse effect on the Company, including the possibility of the Company ceasing to conduct operations.

Our net revenue may be adversely affected by changes in the government Medisave program and the Community Health Assist Scheme program or CHAS.

Our clinics are largely dependent upon reimbursements from the Singapore government insurance reimbursement programs known as Medisave and CHAS. The government of Singapore could at any time act to reduce Medisave and/or CHAS reimbursement rates in response to budgetary shortfalls. These reductions would generally be passed on to our practices and negatively affect our revenue and operating results.

Qualification to be able to participate in the Medisave and CHAS reimbursement programs can take up to three (3) months and limits our ability to open new clinics.

Part of our plan to become profitable includes opening additional dental clinics in Singapore. Our ability to quickly open clinics in a desirable location can be hindered by the amount of time that it takes for a new clinic to become qualified by the government to participate in the Medisave and CHAS reimbursement programs, which can take up to three (3) months. This type of delay could give other competing, established dental practices an advantage over us and impede our ability to enter into a given market.

RISKS RELATED TO REGULATORY MATTERS

Our clinics are subject to extensive laws and regulations. If we fail to comply with existing or new laws or regulations, we could suffer civil penalties.

The practice of dentistry is highly regulated. Our operations are subject to extensive laws, regulations, licensing requirements and guidelines set by the Ministry of Health (“MOH”) and the Singapore Dental Council (“SDC”), including regulations pertaining to our operations, the qualifications and conduct of clinical personnel, billing and reimbursement and the privacy and security of protected health information. Although we strive to maintain a legally-compliant business, our operations may not be in compliance with certain laws or regulations, as written or as may be interpreted. Failure to comply with laws and regulations may cause us to incur civil penalties, fines, shutting down of a clinic, or revocation of dentist practicing certificate. This would significantly limit our ability to operate our business. In addition, we could be excluded from participating in the Medisave and CHAS reimbursement programs.

Guidelines set by MOH can be changed at the MOH’s discretion, which could result in significant cost and potentially loss of time to service patients.

Most of our equipment is subject to guidelines set by the MOH regarding minimum requirements, which can change at the MOH’s discretion. In the event that the MOH’s guidelines are revised, we may be required to replace expensive equipment with new equipment, which would represent a significant new expense incurred by each of our clinics. These changes could occur at any time.

Our business operations could be interrupted by problems with our information systems.

Our business is dependent on information systems for operational processes, financial information and our billing operations. Our information system could be vulnerable to damage or interruption from computer viruses, human error, natural disasters, tele-communications failures, intentional acts of vandalism and similar events. A significant or prolonged interruption in our computer network, data center or software applications could have a material adverse effect on our business, financial condition and results of operations.

A catastrophic event may significantly limit our ability to conduct business as normal.

We operate a complex, geographically dispersed business. Disruption or failure of networks or systems, or injury or damage to personnel or physical infrastructure, caused by a natural disaster, public health crisis, terrorism, cyber attack or other catastrophic event may significantly limit our ability and that of the affiliated practices to conduct business as normal, including our ability to communicate and transact with the affiliated practices, as well as with suppliers and vendors, and the ability of the affiliated practices to provide dental care to patients. We are not be adequately insured for losses and disruptions caused by catastrophic events, and we may not have a sufficiently comprehensive enterprise-wide disaster recovery plan in place.

RISKS RELATED TO OUR COMMON STOCK

An active trading market for our common stock may not develop, and you may not be able to resell your shares of our common stock at or above the initial public offering price.

Prior to this offering, there has been no public market for shares of our common stock. Although we anticipate our common stock being approved for listing on OTCQB, an active trading market for our shares may never develop or be sustained following this offering. The initial public offering price of our common stock was arbitrarily determined by our Chief Executive Officer. This initial public offering price may not be indicative of the market price of our common stock after this offering. In the absence of an active trading market for our common stock, investors may not be able to sell their common stock at or above the initial public offering price or at the time that they would like to sell.

The market price for our common stock will likely be volatile because of several factors, including a limited public float.

The market price of our common stock is likely to be highly volatile because there has been no public trading market for our stock. If our stock is approved for trading on the OTCQB, of which there is no guarantee, we will most likely have limited float, which causes trades of small blocks of stock to have a significant impact on our stock price. You may not be able to resell shares of our common stock following periods of volatility because of the market’s adverse reaction to volatility.
Other factors that could cause such volatility may include, among other things:

●	potential investigations, proceedings or litigation that involves or affects us;
●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned expansion;
●	actual or anticipated fluctuations in our operating results;
●	overall stock market fluctuations;
●	our ability to raise capital when we require it, and to raise such capital on favorable terms;
●	conditions or trends in the industry;
●	changes in market valuations of other similar companies;
●	announcements by us or our competitors of expansion of clinics;
●	future sales of common stock;
●	actions initiated by the SEC or other regulatory bodies;
●	departure of key personnel or failure to hire key personnel; and
●	general market conditions.

Any of these factors could have a significant and adverse impact on the market price of our common stock. In addition, the stock market in general has at times experienced extreme volatility and rapid decline that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our share price and trading volume could decline.

Assuming we are approved for listing on OTCQB, the trading market for our common stock will depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. There can be no assurance that analysts will cover us or provide favorable coverage. If one or more of the analysts who cover us downgrade our stock or change their opinion of our stock, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Our management has broad discretion in the use of the net proceeds from this offering and may not use them effectively.

Although we currently intend to use the net proceeds from this offering in the manner described in the section entitled “Use of Proceeds,” our management will have broad discretion in the application of the balance of the net proceeds from this offering and could spend the proceeds in ways that you do not agree with or that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the commercialization of any of our product candidates. Pending their use, we may invest the net proceeds from this offering in a manner that does not produce income or that loses value.

Even if there is no immediate need for capital, we may choose to issue debt or shares of our common stock in the future and such issuances, if any, could have a dilutive effect on your investment.

We may choose to issue debt or shares of our common stock for investment, acquisition or other business purposes. Even if there is not an immediate need for capital, we may choose to issue securities to sell in public or private equity markets if and when conditions are favorable. Raising funds by issuing securities would dilute the ownership interests of our existing stockholders. Additionally, certain types of equity securities we may issue in the future could have rights, preferences or privileges senior to the rights of existing holders of our common stock.

We cannot assure you that we will declare dividends or have the available cash to make dividend payments, and as a result you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

Although we do not currently intend to pay dividends, to the extent we decide in the future to pay dividends on our common stock, we will pay such dividends at such times and in such amounts as the board of directors determines appropriate and in accordance with applicable law. Our board of directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us and such other factors as our board of directors may deem relevant. There can be no assurance that we will pay dividends going forward or as to the amount of such dividends. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

We are a holding company that depends on cash flow from our wholly owned subsidiary to meet our obligations, and any inability of our subsidiary to pay us dividends or make other payments to us when needed could disrupt or have a negative impact on our business.

We are a holding company with no business operations of our own. Our only significant assets are the outstanding capital stock of our subsidiary, Smile Central, which will conduct all of our operations and own all of our operating assets. Accordingly, our ability to pay our obligations is dependent upon dividends and other distributions from our subsidiary to us. The ability of our subsidiary to pay dividends or make other payments or distributions to us will depend on its respective operating results, and the terms of our current and future financing agreements, which may preclude dividends, distributions or other payments.

In addition, because we are a holding company, claims of our security holders will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our subsidiary. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our subsidiary will be able to satisfy the claims of our security holders only after all of our and our subsidiary’s liabilities and obligations have been paid in full.

Anti-takeover provisions under Nevada law could discourage, delay or prevent a change in control of the Company and may affect the trading price of our common stock.

We are a Nevada corporation and the anti-takeover provisions of the Nevada Revised Statutes may discourage, delay or prevent a third party from acquiring our company, even if doing so may be beneficial to our stockholders. In addition, these provisions could limit the price investors would be willing to pay in the future for shares of our common stock.

Our common stock is and will be subordinate to all of our existing and future indebtedness.

Shares of our common stock are common equity interests in us and, as such, will rank junior to all of our existing and future indebtedness and other liabilities. Additionally, our right to participate in a distribution of assets upon any of our subsidiaries’ liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors.

The Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit your ability to buy and sell our common stock, which could depress the price of our shares.

FINRA has adopted rules that require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares, have an adverse effect on the market for our shares, and thereby depress our share price.

RISKS RELATED TO AN EMERGING GROWTH COMPANY

We will face new challenges, increased costs and administrative responsibilities as a public company, particularly after we are no longer an “emerging growth company.”

As a publicly traded company with listed equity securities, we will need to comply with certain laws, regulations and requirements, including certain provisions of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, certain regulations of the Securities and Exchange Commission, or SEC, and certain of the OTCQB listing rules applicable to public companies. Complying with these statutes, regulations and requirements will occupy a significant amount of the time of our board of directors and management and will significantly increase our costs and expenses.

We will need to:

             institute a more comprehensive compliance framework;

             update, evaluate and maintain a system of internal controls over financial reporting in compliance with the requirements of Section 404 of Sarbanes-Oxley and the related rules and regulations of the SEC;

             prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws;

             revise our existing internal policies, such as those relating to disclosure controls and procedures and insider trading;

             comply with SEC rules and guidelines including a requirement to provide our consolidated financial statements in interactive data format using eXtensible Business Reporting Language;

             involve and retain to a greater degree outside counsel and accountants in the above activities; and

             enhance our investor relations function.

However, for as long as we are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we are permitted to, and intend to, take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We will remain an emerging growth company for up to five years, although we would cease to be an emerging growth company as of December 31 of a particular year (i) if we had gross revenue of $1 billion or more in such year, (ii) if the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 in such year, (iii) if at any point in such year, we would have issued more than $1 billion of non-convertible debt during the three-year period prior thereto or (iv) on the date on which we are deemed a “large accelerated issuer” as defined under the federal securities laws. For so long as we remain an emerging growth company, we will not be required to:

             have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of Sarbanes-Oxley;

             comply with any requirement that may be adopted by the Public Company Accounting Oversight Board, or PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis);

             submit certain executive compensation matters to shareholder advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; and

             include detailed compensation discussion and analysis in our filings under the Securities Exchange Act of 1934, as amended, or Exchange Act, and instead may provide a reduced level of disclosure concerning executive compensation.

Although we intend to rely on the exemptions provided in the JOBS Act, the exact implications of the JOBS Act for us are still subject to interpretations and guidance by the SEC and other regulatory agencies. In addition, as our business grows, we may no longer satisfy the conditions of an emerging growth company. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot assure you that we will be able to take advantage of all of the benefits from the JOBS Act. In addition, we also expect that being a public company subject to these rules and regulations will make it more expensive for us to maintain adequate director and officer liability insurance. These factors could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly to serve on our audit committee.

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and share price.

As a publicly traded company, we will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of Sarbanes-Oxley, which will require, beginning with the filing of our second annual report with the SEC, annual management assessments of the effectiveness of our internal control over financial reporting. However, as an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company. During the course of our testing, we may identify material weaknesses that we may not be able to remediate in time to meet our deadline for compliance with Section 404.

Testing and maintaining internal control can divert our management’s attention from other matters that are important to the operation of our business. We also expect the regulations to increase our legal and financial compliance costs, make it more difficult to attract and retain qualified executive officers and members of our board of directors, particularly to serve on our audit committee, and make some activities more difficult, time-consuming and costly. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 and, when applicable to us, our independent registered public accounting firm may not be able or willing to issue an unqualified report on the effectiveness of our internal control over financial reporting. If we conclude that our internal control over financial reporting is not effective, it could have a material adverse effect on our financial condition, results of operations and market for our common stock, and could subject us to regulatory scrutiny.

Item 1B. Unresolved Staff Comments.

Not applicable to smaller reporting companies.

Item 2.  Description of Property

Our subsidiary, Smile Central, leases office space for each of our five (5) clinics. The table provided below summarizes the monthly rental cost, before applicable taxes, in Singapore dollars, and the tenancy period for each lease.

Clinic	Rental per mth	Tenancy Period
Aljunied	$7,000	Aug 2014 – Jul 2017

Aljunied – Dental Lab	$2,000	May 2015 – May 2017

Jurong	$34,000	Sep 2015 – Sep 2018

Hougang	$19,916	May 2015 – May 2018

HougangCentral	$6,500	Apr 2014 – Apr 2016
Toa Payoh	$16,000	Apr 2015 – Mar 2018

Item 3.  Legal Proceedings

None.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is currently no public market for our common shares.  Our common shares are listed on the OTC Pink Sheets at this time, but are not yet quoted.  Trading in stocks quoted on the OTC Pink Sheets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.

OTC Pink Sheet securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Pink Sheet securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Pink Sheet issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Number of Holders

As of March April 1, 2016, the 3,697,000 issued and outstanding shares of common stock were held by a total of 36 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended December 31, 2015.  We have not paid any cash dividends since September 18, 2015 (inception) and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

The Company has 500,000,000, $0.001 par value shares of common stock authorized.

On September 19, 2015 we entered into a Share Exchange Agreement with the three (3) owners of Smile Central Dental Group, whereby we agreed to issue 3 million shares of common stock in exchange for all of the issued and outstanding shares of capital stock of Smile Central Dental Group. The three (3) owners of Smile Central Dental Group as a result became the executive officers and directors of Medico International.

Medico International issued the securities to three (3) non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction in which we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended (the “Act”), as the conditions of Regulation S were met, including but not limited to the following conditions:

•	Each of the parties receiving shares are residents and citizens of Singapore and were in Singapore at the time of the sale of the shares;

•	Each of the parties receiving shares agree to resell the shares only in accordance with Regulation S, pursuant to a registration under the Act, or pursuant to an available exemption from registration; and

•	The certificate representing the shares sold contain a legend that transfer of the shares is prohibited except in accordance with the provisions of Regulation S, pursuant to a registration under the Act, or pursuant to an available exemption from registration and the hold may engage in hedging transactions with regards to Medico’s common stock unless in compliance with the Act.

There were 3,697,000 shares of common stock issued and outstanding as of April 1, 2016.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements". These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

OVERVIEW

We are a newly formed Nevada corporation organized for the purposes of acting as the holding company for Smile More Holdings Pte. Ltd., which is a Singapore corporation that owns and operates dental clinics in Singapore under the Smile Central name (referred to herein as “Smile Central”). Smile Central is a dental company employing the latest techniques in oral care and oral surgery in Singapore. Smile Central operates out of 5 locations in population-dense high foot traffic residential centers all over Singapore.

Smile Central’s business model focuses on recruiting qualified and experienced dentists, supported by well-trained clinic support staff. Our dentists have post-graduate training in the fields of endodontics, orthodontics, periodontics, prosthodontics, paedodontics, oral surgery and implant dentistry. Hence, we are able to carry out procedures ranging from the routine cleaning and filling to the most complex ones involving aesthetics and surgery.

Year ended December 31, 2015 and the Period from Inception on January 20, 2014 to the year ended December 31, 2014

For the year ended December 31, 2015, we earned Dental Service Revenue of $4,905,241 compared to Dental Service Revenue of $2,081,298 for the period from inception (January 20, 2014) through December 31, 2014 (the “Comparative Period”).  Cost of Services for the year ended December 31, 2015 were $3,781,246 resulting in a Gross Profit of $1,123,995, compared to Cost of Services for the Comparative Period of $1,779,242 resulting in a gross profit of $302,056.  Dental service revenue for the year ended December 31, 2015 increased by $2,823,943 over the Comparative Period due to additional clinics, plus increased activity, patient treatments and patients.

Operating expenses were $1,356,764 for the year ended December 31, 2015, compared to $454,041 for the Comparative Period, due to additional clinics, increased operations, patient treatments, professional fees and resulting overhead.  Operating expenses for the year ended December 31, 2015 were comprised of $139,930 for depreciation, $408,413 for professional fees, $561,167 for rental, $88,473 for staff costs and $158,781 in general and administrative expenses, compared to $46,070 for depreciation, $77,672 for professional fees, $238,457 for rental, $17,735 for staff costs, and $74,107 for general and administrative expenses for the Comparative Period.

For the year ended December 31, 2015, we had other income of $149,894 and interest expense of $5,833, compared to $872 in other income and $1,869 in interest expense during the Comparative Period.  The increase in other income was attributed to government employment incentives.

LIQUIDITY AND CAPITAL RESOURCES

Year ended December 31, 2015 and the Comparative Period

Cash Flows

Our primary liquidity and capital requirements are for cost of services and administrative expenses.  We fund our operations with cash generated from dental service revenue, capital contributions, and issuances of common stock.

Operating Activities

For the year ended December 31, 2015, net cash provided by operating activities was $272,313.  This positive cash flow related to our net loss of $88,708, adjusted for an increase in prepaid expenses and deposits of $91,405, which were offset by depreciation of $374,037, an increase in accounts receivable in the amount of $18,769, an increase in other receivables of $69,000, an increase of $362,877 in accounts payables, a decrease in accrued and other payables in the amount of $133,219, an increase in inventory of $70,557, and an increase in bad debt of $7,057.

This compared to net cash used in operating activities during the Comparative Period in the amount of $53,271.

The Company’s consolidated financial statements accompanying this report have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future.  As of December 31, 2015, the Company has accumulated deficit of $241,690 since inception and has a working capital deficiency of $872,820.

Management's plans include raising capital through the equity markets to fund operations and eventually, generating profit through its business; however, there can be no assurance that the Company will be successful in such activities. The consolidated financial statements accompanying this report do not include any adjustments relating to the recovery of the recorded assets or the classifications of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Investing Activities

For the year ended December 31, 2015, net cash used in investing activities was $361,286, compared to net cash of $320,712 used during the Comparative Period.  The cash used for both periods was primarily driven by the cost of building and opening a total of four (4) dental clinics in Singapore during those periods.

Financing Activities

Net cash provided by financing activities was $287,001 for the year ended December 31, 2015.  This was the result of loans from related parties in the amount of $581,503, partially offset by the repayment of capital lease obligations in the amount of $294,502, compared to issuance of shares for $907, loans from related parties in the amount of $523,657 and the repayment of capital lease obligations in the amount of $45,380, during Comparative Period.

PLAN OF OPERATION

Currently boasting 5 locations in high foot traffic areas, the Company is planning to expand to 9 locations in 2016, and then further on to 20 locations by end-2017. For the period from inception (January 20, 2014) through December 31, 2014, we incurred a net loss of $152,982 and total comprehensive loss of $146,584. However, during the year ended December 31, 2015, we incurred a net loss of $88,708 and total comprehensive loss of $81,732.

Subsequent to December 31, 2015, the Company raised $697,000 from its public offering of stock.  The Company will use such funds for the building of additional clinics.

Smile Central will focus on expansion both by opening more locations, as well as increasing the number of dentists at its current locations to tap into the expanding market.

The 4 new locations are expected to bring about $140,000 of profit each in the first year. Locations have already been identified, and talks are underway to secure the leases on a minimum 3 year period, with an option for a further year before renegotiations. Management is negotiating for rents that suit its investment projections and will not undertake the projects unless negotiations are favorable.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules of the Securities Exchange Commission.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company does not hold any assets or liabilities requiring disclosure under this item.

Item 8. Financial Statements and Supplementary Data
Medico International Inc.
Consolidated Financial Statements
As of and For the Years Ended December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Medico International Inc.

We have audited the accompanying consolidated balance sheets of Medico International Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2015 and the period from inception (January 10, 2014) to December 31, 2014. Medico International Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medico International Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the year ended December 31, 2015 and the period from inception (January 10, 2014) to December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has incurred net losses and negative working capital since inception. These factors, and the need for additional financing in order for the Company to meet its business plans, raise substantial doubt about the Company’s ability to continue as a going concern.

/s/ Accell Audit & Compliance, P.A.
Tampa, Florida
April 15, 2016

MEDICO INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014

ASSETS
Current Assets
Cash and cash equivalents	$316,603	$111,599
Accounts receivable	263,817	252,105
Other receivables	69,000	-
Prepaid expenses and deposits	193,723	102,318
Inventory	84,167	13,610
Total Current Assets	927,310	479,632
Property and equipment, net	993,968	467,965
TOTAL ASSETS	$1,921,278	$947,597

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$470,073	$107,196
Accrued and other payables	114,191	247,410
Due to related parties	1,003,296	523,657
Capital lease obligations - current	212,570	112,325
Total Current Liabilities	1,800,130	990,588
Capital lease obligations	175,343	102,686
TOTAL LIABILITIES	1,975,473	1,093,274

COMMITMENTS AND CONTINGENCIES (NOTE 6)	-	-

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 500,000,000 shares authorized,
3,000,000 and 907,320 shares issued and outstanding, respectively	3,000	907
Additional paid-in capital	171,121	-
Accumulated deficit	(241,690)	(152,982)
Accumulated other comprehensive loss	13,374	6,398
TOTAL STOCKHOLDERS' DEFICIT	(54,195)	(145,677)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,921,278	$947,597

See the notes to the consolidated financial statements

MEDICO INTERNATIONAL INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

		January 20, 2014
	Year Ended	(Inception) to
	December 31,	December 31,
	2015	2014

DENTAL SERVICE REVENUE	$4,905,241	$2,081,298
COST OF SERVICES	3,781,246	1,779,242
GROSS PROFIT	1,123,995	302,056

OPERATING EXPENSES
Rental	561,167	238,457
Professional fees	408,413	77,672
General and administrative	158,781	74,107
Depreciation	139,930	46,070
Staff costs	88,473	17,735
Total Operating Expenses	1,356,764	454,041

LOSS FROM OPERATIONS	(232,769)	(151,985)

OTHER INCOME/(EXPENSE)
Other income	149,894	872
Interest expense	(5,833)	(1,869)
	144,061	(997)

LOSS BEFORE INCOME TAXES	(88,708)	(152,982)
Provision for income taxes	-	-

NET LOSS	$(88,708)	$(152,982)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	6,976	6,398
TOTAL COMPREHENSIVE LOSS	$(81,732)	(146,584)

Basic and Diluted Loss per Common Share	$(0.06)	$(0.38)
Basic and Diluted Weighted Average Common Shares Outstanding	1,495,371	398,870

See the notes to the consolidated financial statements

MEDICO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Number of Shares	Amount	Capital	Deficit	Loss	Deficit

Balance - January 20, 2014 (Inception)	-	$-	$-	$-	$-	$-
Issuance of shares	907,320	907	-	-	-	907
Net loss	-	-	-	(152,982)	-	(152,982)
Foreign currency translation adjustments	-	-	-	-	6,398	6,398
Balance - December 31, 2014	907,320	907	-	(152,982)	6,398	(145,677)
Adjustment on shares exchange	2,092,680	2,093	69,257	-	-	71,350
Loans forgiven by shareholder	-	-	101,864	-	-	101,864
Net loss	-	-	-	(88,708)	-	(88,708)
Foreign currency translation adjustments	-	-	-	-	6,976	6,976
Balance - December 31, 2015	3,000,000	$3,000	$171,121	$(241,690)	$13,374	$(54,195)

See the notes to the consolidated financial statements

MEDICO INTERNATIONAL INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS

		January 20, 2014
	Year Ended	(Inception) to
	December 31,	December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(88,708)	$(152,982)
Adjustments to reconcile net loss to net cash from operating activities:
Bad debt	7,057	-
Depreciation	374,037	113,139
Changes in operating assets and liabilities:
Accounts receivable	(18,769)	(252,105)
Other receivables	(69,000)	-
Prepaid expenses and deposits	(91,405)	(102,318)
Inventory	(70,557)	(13,610)
Accounts payable	362,877	107,196
Accrued and other payables	(133,219)	247,409
Net cash provided by (used in) operating activities	272,313	(53,271)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(361,286)	(320,712)
Net cash used in investing activities	(361,286)	(320,712)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares	-	907
Loans from related parties	581,503	523,657
Repayment of capital lease obligations	(294,502)	(45,380)
Net cash provided by financing activities	287,001	479,184

Effects on changes in foreign exchange rate	6,976	6,398

Net increase in cash and cash equivalents	205,004	111,599
Cash and cash equivalents - beginning of period	111,599	-
Cash and cash equivalents - end of period	$316,603	$111,599

Supplemental Cash Flow Disclosures
Cash paid for interest	$5,833	$1,869
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Equipment acquired under capital lease obligations	$467,404	$-
Loans forgiven by shareholder	$101,864	$-
Share exchange	$71,350	$-

See the notes to the consolidated financial statements

MEDICO INTERNATIONAL INC.
 NOTES TO THE  CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Nature of Operations

Medico International Inc. (the “Company” or “Medico”), a Nevada corporation, was formed by the owners and principals of Smile More Holdings Pte. Ltd., a Singaporean corporation (“Smile Central”), for the purpose of acting as the holding company for Smile Central and penetrating the U.S. financial markets. Smile Central owns five (5) dental clinics operating in Singapore. Smile Central’s operations were launched in January 2014 with three (3) clinics and in 2015, an additional two (2) clinics were opened. Smile Central plans to continue to expand its operations and create additional clinics in Singapore.

On September 19, 2015, the Company issued a total of 3,000,000 shares of common stock pursuant to the Share Exchange Agreement entered into among Medico, Eminent Healthcare Pte. Ltd. and Multi Care Pte. Ltd. Pursuant to the Share Exchange Agreement, the Company agreed to issue 3,000,000 shares of its common stock in exchange for all of the issued and outstanding shares of capital stock of Smile Central, 30% of which was owned by Eminent Healthcare Pte. Ltd. and 70% of which was owned by Multi Care Pte. Ltd. The Company’s CFO, Liew Min Hin, owns 100% of Eminent Healthcare Pte. Ltd. The shares were issued pursuant to Section 4(2) of the Securities Act of 1993 (“Securities Act”) and are restricted shares as defined in the Securities Act.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") on the accrual basis of accounting.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Functional Currency

The Company's functional currency is the Singapore Dollar and reporting currency is the U.S. dollar. All transactions initiated in Singapore Dollar are translated into U.S. dollars in accordance with Accounting Standards Codification (“ASC”) 830-30, "Translation of Financial Statements," as follows:

i)            Assets and liabilities at the rate of exchange in effect at the balance sheet date.
ii)            Equity at historical rates.
iii)            Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are included in accumulated other comprehensive income (loss) in stockholders’ equity.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents consists of cash and all highly liquid investments with a maturity of three months or less.

The Company maintains its cash accounts primarily with banks located in Singapore and they are all denominated in Singapore dollar.

Accounts Receivables

Accounts receivable consist primarily of receivables from provided services. Management determines the allowance for doubtful accounts based on customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. On a continuing basis, management analyzes delinquent receivables, and once these receivables are determined to be uncollectible, they are written off against an existing allowance account. As of December 31, 2015 and 2014, the Company has determined that an allowance for doubtful accounts is not necessary as all accounts are considered fully collectible.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed using weighted average cost, which approximates actual cost, on a first-in, first-out basis.  Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future needs. Items determined to be obsolete are reserved for. The Company provides for the possible inability to sell its inventories by providing an excess inventory reserve. As of December 31, 2015 and 2014, the Company determined that no reserve was required.

Property and Equipment

Property and equipment are stated at cost and are depreciated over their estimated useful lives using the straight-line method.  Expenditures for ordinary maintenance and repairs are charged to expense as incurred.  Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the account and any gain or loss is reflected on the consolidated statements of operations.

Estimated useful lives for computer are 1 ~ 3 years and useful lives for dental equipment, furniture and fittings, office equipment and renovation are 3 ~ 5 years.

Impairment or Disposal of Long-Lived Assets

The Company evaluates its long-lived assets whenever significant events or changes in circumstances occur that indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted future net cash flows from the operations to which the assets relate, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset.  No such impairment was indicated at December 31, 2015 and 2014.

Fair Value of Financial Instruments Estimates

The Company’s financial instruments including accounts receivable, accounts payable, accrued and other payables and due to related parties are carried at cost, which approximates fair value due to the short-term maturity of these instruments. The recorded value of the Company’s long-term debt approximates its fair value as it bears interest at a floating rate.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk include cash. At times, the Company maintains deposits in federally insured financial institutions in excess of federally insured limits. Management monitors the credit rating and concentration of risk with these financial institutions on a continuing basis to mitigate risk.

Taxes Collected and Remitted to Governmental Authorities

The Company reports taxes collected from customers, which are primarily goods and service tax, on a net basis.

Revenue Recognition

Revenues are recognized when services are rendered, amounts are reliably measurable, and collectability is assured.  Revenue is presented, net of goods and services tax, rebates and discounts.

Advertising

Advertising costs are expensed as incurred. Advertising costs totaled $13,536 and $162 for the year ended December 31, 2015 and the period from January 20, 2014 (inception) to December 31, 2014, respectively.

Income Taxes

Current income tax liabilities for current and prior years are recognized at the amounts expected to be paid to the tax authorities, using the tax rates (and tax laws) that have been enacted or substantially enacted by the balance sheet date.

Deferred income tax assets/liabilities are recognized for all deductible/taxable temporary differences arising between the tax bases of assets and liabilities and their carrying amounts in the consolidated financial statements except when the deferred income tax assets/liabilities arise from the initial recognition of an asset or liability in a transaction that is not a business combination and at the time of the transaction, affects neither accounting nor taxable profit or loss.

Deferred income tax assets are recognized to the extent that it is probable that future taxable profit will be available against which the temporary differences can be utilized.

Deferred income tax assets and liabilities are measured at:
(i) the tax rates that are expected to apply when the related deferred income tax asset is realized or the deferred income tax liability is settled, based on tax rates (and tax laws) that have been enacted or substantially enacted by the balance sheet date; and
(ii) the tax consequence that would follow from the manner in which the Company expects, at the balance sheet date, to recover or settle the carrying amounts of its assets and liabilities.
Current and deferred income taxes are recognized as income or expenses in the consolidated statement of operations.

Recent Accounting Pronouncements

In May 2014 and again in August 2015, the Financial Accounting Standards Board (“FASB”) issued amended accounting guidance on revenue recognition that will be applied to all contracts with customers. The objective of the new guidance is to improve comparability of revenue recognition practices across entities and to provide more useful information to users of financial statements through improved disclosure requirements. This guidance is effective for annual and interim years beginning in 2019. Early adoption is permitted, but only beginning in 2018. The Company is currently assessing the impact of adoption on its consolidated financial statements.

Management has considered all recent accounting pronouncements issued. The Company's management believes that these other recent pronouncements will not have a material effect on the Company's consolidated financial statements.

Note 3: Going Concern

These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future.  As of December 31, 2015, the Company has accumulated deficit of $241,690 since inception and has a working capital deficiency of $872,820.

Management's plans include raising capital through the equity markets to fund operations and eventually, generating profit through its business; however, there can be no assurance that the Company will be successful in such activities. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classifications of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4: Property and Equipment

	December 31, 2015	December 31, 2014
Dental equipment	$835,949	$315,686
Renovation	525,341	240,639
Computer	60,190	17,918
Office equipment	20,539	6,189
Lab equipment	6,135	-
Furniture and fittings	530	672
	1,448,684	581,104
Less accumulated depreciation	(454,716)	(113,139)
	$993,968	$467,965

Depreciation expense of approximately $374,000 and $113,000 was recorded by the Company for the year ended December 31, 2015 and the period from January 20, 2014 (inception) to December 31, 2014, respectively. Approximately $234,000 and $67,000 is included in the cost of services and approximately $140,000 and $46,000 is included in operating expenses on the Company’s consolidated statements of operations for the year ended December 31, 2015 and the period from January 20, 2014 (inception) to December 31, 2014, respectively.

Note 5: Capital Leases

The Company leases dental equipment under non-cancellable capital lease arrangements. The terms of those capital leases vary from 3 to 5 years and annual interest rate vary from 3% to 7%.

As of December 31, 2015, the future minimum lease payments under finance leases are as follows:

2016	$220,378
2017	129,052
2018	49,409
2019	5,053
Total	403,892
Amount representing interest payments	(15,979)
Present value of future minimum payments	387,913
Capital lease obligation, current portion	212,570
Capital lease obligation, long-term portion	$175,343

Note 6: Commitments and Contingencies

During the normal course of business, the Company may be exposed to litigation.  When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB 450-20-50, Contingencies.  The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome.  If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals.  As of December 31, 2015, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

The Company leases space for its dental clinics under non-cancelable operating leases. During the years ended December 31, 2015 and the period from January 20, 2014 (inception) to December 31, 2014, the Company paid rent expenses of $561,167 and $238,457, respectively.

As of December 31, 2015, the approximate future aggregate minimum lease payments under the non-cancellable operating leases were as follows:

2016	$693,396
2017	638,698
2018	298,220
$1,630,314

Note 7: Related Parties Transactions

In support of the Company's efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders or directors. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances were considered temporary in nature and were not formalized by a promissory note.

During the year ended December 31, 2015 and the period from January 20, 2014 (inception) to December 31, 2014, one of the Company’s officers forgave $101,864 of expenses paid on behalf of the Company, which was recorded as additional paid in capital.

During the year ended December 31, 2015 and the period from January 20, 2014 (inception) to December 31, 2014, the Company received net advances of $581,503 by the way of loans from various officers. As of December 31, 2015 and 2014, the Company was obligated to its officers for unsecured, non-interest bearing demand loans with balances totaling $1,003,296 and $523,657, respectively.

Note 8: Income Taxes

The Company accounts for income taxes in accordance with the provisions of FASB ASC 740, Accounting for Uncertainty in Income Taxes. The Company files income tax returns in Singapore and there are currently no federal income tax examinations underway. The Company’s tax year of 2014 and forward are subject to examination by federal taxing authorities for at least five years.

The Company accounts for income taxes using an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

The provision for income taxes includes:

	2015	2014
Taxes – current	$-	$-
Taxes – deferred	-	-
Income tax expenses	$-	$-

The Company is subject to taxation in the United States and Singapore.

The provision for income taxes differs from the amounts which would be provided by applying the statutory income tax rate of 17% in Singapore and 34% in the United States to the net income (loss) before provision for income taxes for the following reasons:

	2015	2014
Computed at the statutory rate	$30,161	$52,014
Difference in rates in Singapore	(5,879)	(26,007)
Non-deductible expenses	-	-
Change in valuation allowance	(24,282)	(26,007)
Actual tax expense	$-	$-

Following are the details of deferred tax assets and its valuation allowance:

	December 31, 2015	December 31, 2014
Deferred tax assets
Net operating loss carry forwards	$241,690	$152,982
Deferred tax asset before valuation allowance	50,289	26,007
Valuation allowance
Beginning balance	(26,007)	-
Changes during the period	(24,282)	(26,007)
Ending balance	(50,289)	(26,007)
	$-	$-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

The Company has yet to file its tax return with the Inland Revenue Authority of Singapore for the year of assessment of 2015.

Due to the change in ownership provisions of the income tax laws of United States of America, net operating loss carry forwards of approximately $242,000, which expire commencing in fiscal 2035, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

Note 9: Subsequent Events

Subsequent to December 31, 2015, the Company issued 697,000 shares in connection with its registration statement resulting in proceeds of US$697,000.

Management has evaluated subsequent events through the date these financial statements were available to be issued.  Based on our evaluation no other material events have occurred that require disclosure.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s  Report on Internal Controls over Financial Disclosure Controls and Procedures

Disclosure Controls and Procedures.    Our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), in connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2015.

Based on the review described above, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Internal Control Over Financial Reporting.    Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Our management assessed our internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

(a) – (b) Identification of Directors and Executive Officers.

The Company: The following table identifies all of the members of the Company’s Board of Directors and its Executive Officers. The members of the Board serve until the next annual meeting and a successor is appointed and qualified, or until resignation or removal.

Name	Age	Positions Held	Date of Appointment
Dr. Daniel Liew	34	Chief Executive Officer, Member of the Board of Directors	September 18, 2015
Dr. Madeliene Chew	34	Chief Operating Officer	September 18, 2015
Liew Min Hin	66	Chief Financial Officer, Member of the Board of Directors	September 18, 2015

(c)  Identification of certain significant employees.

The Company currently does not have any employees.

(d) Family relationships. Dr. Liew and Dr. Chew are married and Mr. Liew is Dr. Liew’s father. No other family relationships exist between our officers and directors.

(e)  Business experience

Dr.  Daniel Liew – Chief Executive Officer and Member of the Board of Directors

Dr. Liew has been the Clinical Director and CEO of Smile Central since January 2015, and as Dental Surgeon since April 2014. From September 2011 through December 2014, Dr. Liew worked as a Dental Surgeon at Smile Division Dental Chain (an unrelated entity), a dental clinic located in Singapore. From January 2008 through September 2011, Dr. Liew worked as a Dental Surgeon for Vista Dental Surgery, a dental clinic located in Singapore. Dr. Liew graduated from the National University of Singapore in 2006, with a B.D.S degree (dentistry).

Dr. Madeliene Chew – Chief Operating Officer

Dr. Chew has been the Business Development Director and Chief Operating Officer of Smile Central since April 2014. From January 2007 through February 2012, Dr. Chew worked as a Dental Surgeon at Smile Division Dental Chain (an unrelated entity), a dental clinic located in Singapore. Dr. Chew graduated from the national University of Singapore in 2004, with a B.D.S degree (dentistry).

Liew Min Hin – Chief Financial Officer and Member of the Board of Directors

Mr. Hin has been the General Manager of Smile Central since January 2014. From January 2004 to 2014, he served as a Flight Instructor at the Youth Flying Club, in Singapore. Mr. Hin served as a fighter pilot in the Republic of Singapore’s Armed forces from 1970 – 2004.

(f)  Involvement in certain legal proceedings.

None of the Company’s executive officers or directors have been involved in any legal proceedings during the past five (5) years.

(g)  Promoters and control persons.

Multi Care Pte. Ltd., a Singapore corporation, owns 2,100,000 shares of the Company’s common stock, which represents 56.80% of the total shares issued and outstanding. Therefore, Multi Care Pte. Ltd. is a controlling shareholder of the Company. Multi Care Pte. Ltd. has not been a party to any legal proceedings at any time during the past five (5) years.

Eminent Healthcare Pte. Ltd., a Singapore corporation, owns 900,000 shares of the Company’s common stock, which represents 24.34% of the total shares issued and outstanding.  Therefore, Eminent Healthcare Pte. Ltd. and its controlling shareholder, Liew Min Hin (who owns 100% of Eminent Healthcare Pte. Ltd.), is a controlling shareholder of the Company. Neither Eminent Healthcare Pte. Ltd., nor its controlling shareholder, Liew Min Hin, has been a party to any legal proceedings at any time during the past five (5) years

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

Code of Ethics

We do not currently have a Code of Ethics in place for the Company. Our business operations are not complex and are very limited. The Company seeks advice and counsel from outside experts such as our lawyers and accountants on matters relating to corporate governance and financial reporting.

Audit Committee

We do not have an Audit Committee. The Company's board of directors perform some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the financial statements; reviewing the auditors' independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

Item 11. Executive Compensation

The Company was incorporated in September 2015 and therefore has not paid any salaries to its executive officers. Currently, the Company’s executive officers are compensated only for the services that they provide to Smile Central and the various clinics as detailed below. The Company does not have any plans to the executive officers salaries.

- Dr. Liew is paid $50,000 on a monthly basis.

- Dr. Chew is paid 50% of revenue generated as a clinician, less costs, which is a standard arrangement for dentists in Singapore. Dr. Chew’s compensation was $77,423 for the period from inception through December 31, 2014, and $124,350 for all of 2015.

- Mr. Liew is paid $5,700 on a monthly basis.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 1, 2016 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of beneficial owner	Amount and nature of beneficial ownership(1)	Percent of class
Common Stock	Multi Care Pte. Ltd. 23 New Industrial Road #07-04 Solstice Business Center Singapore 536209	2,100,000	56.80%
Common Stock	Liew Min Hin (2)(4) 5000M Marine Parade Road #07-53 Singapore 449294	900,000	24.34%
Common Stock	Dr. Daniel Liew (3)(4) 43 St. Patrick’s Road #03-07 Singapore 424165	-0-	0%
Common Stock	Dr. Madeliene Chew (3) 43 St. Patrick’s Road #03-07 Singapore 424165	-0-	0%

 (1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 1, 2016.

As of April 1, 2016, there were 3,697,000 shares of our common stock issued and outstanding.

(2) Liew Min Hin is the controlling shareholder of Eminent Healthcare Pte. Ltd., a Singapore corporation; therefore the 900,000 shares of Medico owned by Eminent Healthcare Pte. Ltd. may be deemed to be beneficially owned by Mr. Liew.

(3) Dr. Daniel Liew and Dr. Madeliene Chew are husband and wife.

(4) Liew Min Hin is the father of Dr. Daniel Liew.

The Company has not adopted any equity compensation plans and does not anticipate adopting any equity compensation plans in the near future.  Notwithstanding the foregoing, because the Company has limited cash resources at this time, it may issue shares or options to or enter into obligations that are convertible into shares of common stock with its employees and consultants as payment for services or as discretionary bonuses.  The Company does not have any arrangements for such issuances or arrangements at this time.

Item 13. Certain Relationships and Related Transactions

On September 19, 2015, we issued a total of 3,000,000 shares of common stock pursuant to the Share Exchange Agreement entered into among us, Eminent Healthcare Pte. Ltd. and Multi Care Pte. Ltd., which were the owners of Smile More Holdings Pte. Ltd.  Pursuant to the Share Exchange Agreement, we agreed to issue 3,000,000 shares of our common stock in exchange for all of the issued and outstanding shares of capital stock of Smile More Holdings Pte. Ltd., 30% of which was owned by Eminent Healthcare Pte. Ltd. and 70% of which was owned by Multi Care Pte. Ltd.  Our CFO, Liew Min Hin, owns 100% of Eminent Healthcare Pte. Ltd. The shares were issued pursuant to Section 4(2) of the Securities Act and are restricted shares as defined in the Securities Act.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed by our independent auditors, Accell Audit & Compliance, P.A., for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2015 and 2014 are provided below.

Fee Category	Year Ended December 31, 2015	Year Ended December 31, 2014

Audit Fees	$21,500	$18,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$21,500	$18,500

Audit committee policies & procedures

The company does not currently have a standing audit committee. The above services were approved by the company’s Board of Directors.

PART IV

Item 15. Exhibits

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.
MEDICO INTRNATIONAL INC.

By:	/s/ Dr. Daniel Liew	Dated April 15, 2016
Name:	Dr. Daniel Liew
Title:	Chief Executive Officer (Principal Executive Officer), and Director

By:	/s/ Liew Min Hin	Dated April 15, 2016
Name:	Liew Min Hin
Title:	Chief Financial Officer (Principal Financial and Accounting Officer), and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Dr. Daniel Liew	Chief Executive Officer, and Director	April 15, 2016
Dr. Daniel Liew

/s/ Liew Min Hin	Chief Financial Officer, and Director	April 15, 2016
Liew Min Hin