Form 10-Q
period 2016-03-31
Medico International Inc.
filed 2016-09-23
CIK 1658432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from

333-208050
Commission File Number

MEDICO INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Nevada	37-1793037
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

187 E. Warm Springs Road, Suite B273 Las Vegas, NV 89119
(Address of principal executive offices)

(602) 320-4899
 (Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [  ] Yes      [X] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court [  ] Yes  [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 16, 2016, Medico International Inc. had 3,697,000 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying interim consolidated financial statements of Medico International Inc. (the “Company”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the consolidated financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

Page
Unaudited Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015	F-1
Unaudited Consolidated Statements of Operations and Comprehensive Loss for three months ended March 31, 2016 and 2015	F-2
Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015	F-3
Notes to the Unaudited Consolidated Financial Statements	F-4 to F-9

MEDICO INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$417,207	$316,603
Accounts receivable	318,043	263,817
Other receivables	-	69,000
Prepaid expenses and deposits	300,225	193,723
Inventory	82,787	84,167
Total Current Assets	1,118,262	927,310
Property and equipment, net	911,347	993,968
TOTAL ASSETS	$2,029,609	$1,921,278

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$498,231	$470,073
Accrued and other payables	97,596	114,191
Due to related parties	614,747	1,003,296
Capital lease obligations - current	158,131	212,570
Total Current Liabilities	1,368,705	1,800,130
Capital lease obligations	183,399	175,343
TOTAL LIABILITIES	1,552,104	1,975,473

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; 500,000,000 shares authorized,
3,697,000 and 3,000,000 shares issued and outstanding, respectively	3,697	3,000
Additional paid-in capital	867,424	171,121
Accumulated deficit	(440,754)	(241,690)
Accumulated other comprehensive loss	47,138	13,374
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	477,505	(54,195)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,029,609	$1,921,278

See the notes to the unaudited consolidated financial statements

MEDICO INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2016	2015

DENTAL SERVICE REVENUE	$1,373,554	$979,775
COST OF SERVICES	1,195,720	722,012
GROSS PROFIT	177,834	257,763

OPERATING EXPENSES
Rental	191,115	70,623
Professional fees	96,673	81,652
General and administrative	35,545	20,415
Depreciation	43,957	22,148
Staff costs	28,953	15,740
Total Operating Expenses	396,243	210,578

PROFIT (LOSS) FROM OPERATIONS	(218,409)	47,185

OTHER INCOME/(EXPENSE)
Other income	21,548	2,028
Interest expense	(2,203)	(917)
	19,345	1,111

PROFIT (LOSS) BEFORE INCOME TAXES	(199,064)	48,296
Provision for income taxes	-	-

NET INCOME (LOSS)	$(199,064)	$48,296

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	33,764	4,838
TOTAL COMPREHENSIVE INCOME (LOSS)	$(165,300)	$53,134

Basic and Diluted Loss per Common Share	$(0.06)	$0.02
Basic and Diluted Weighted Average Common Shares Outstanding	3,490,198	3,000,000

See the notes to the unaudited consolidated financial statements

MEDICO INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(199,064)	$48,296
Adjustments to reconcile net loss to net cash from operating activities:
Bad debt	-
Depreciation	123,883	53,342
Changes in operating assets and liabilities:
Accounts receivable	(54,226)	81,238
Other receivables	69,000	-
Prepaid expenses and deposits	(106,502)	4,693
Inventory	1,380	513
Accounts payable	28,158	41,177
Accrued and other payables	(16,595)	35,792
Net cash provided by (used in) operating activities	(153,966)	265,051

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	(32,386)
Net cash used in investing activities	-	(32,386)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares	697,000	-
Repayment of due to related parties	(388,549)	(64,450)
Repayment of capital lease obligations	(46,383)	(33,950)
Net cash provided by (used in) financing activities	262,068	(98,400)

Effects on changes in foreign exchange rate	(7,498)	6,666

Net increase in cash and cash equivalents	100,604	140,931
Cash and cash equivalents - beginning of period	316,603	111,599
Cash and cash equivalents - end of period	$417,207	$252,530

Supplemental Cash Flow Disclosures
Cash paid for interest	$2,203	$917
Cash paid for income taxes	$-	$-
Non-Cash Investing and Financing Activity
Equipment acquried under capital lease obligation	$-	$-

See the notes to the unaudited consolidated financial statements

MEDICO INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Financial Statements Presented

The accompanying unaudited consolidated  financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission on April 18, 2016.

Certain reclassifications have been made to the prior period’s consolidated financial statements to conform to the current period’s presentation.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") on the accrual basis of accounting.  The consolidated financials consist of Medico International Inc. and its 7 subsidiaries, Smile Central Dental Group (the “Group”) consists of five entities under common control: Smile Central Dental Aljunied Ptd Ld.; Smile Central Dental Hougang Ptd Ltd.;  Smile Central Dental Hougang Central Pte Ltd;  Smile Central Dental Jurong Ptd Ltd.; Smile Central Dental Toa Payoh Ptd Ltd.; Smile More Holdings Ptd Ltd. and, Smile Central Dental Centre Pte Ltd. All significant inter-company accounts and transactions have been eliminated in consolidation.

Functional Currency

The Company's functional currency is the Singapore Dollar and reporting currency is the U.S. dollar. All transactions initiated in Singapore Dollars are translated into U.S. dollars in accordance with Accounting Standards Codification (“ASC”) 830-30, "Translation of Financial Statements," as follows:

i)              Assets and liabilities at the rate of exchange in effect at the balance sheet date.
ii)             Equity at historical rates.
iii)            Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are included in accumulated other comprehensive income (loss) in stockholders’ equity.

MEDICO INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2: Summary of Significant Accounting Policies (continued)

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

Accounts Receivable

Accounts receivable consist primarily of receivables from provided services. Management determines the allowance for doubtful accounts based on customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. On a continuing basis, management analyzes delinquent receivables, and once these receivables are determined to be uncollectible, they are written off against an existing allowance account. As of March 31, 2016 and December 31, 2015 the Company has determined that an allowance for doubtful accounts is not necessary as all accounts are considered fully collectible.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed using weighted average cost, which approximates actual cost, on a first-in, first-out basis.  Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future needs. Items determined to be obsolete are reserved for. The Company provides for the possible inability to sell its inventories by providing an excess inventory reserve. As of March 31, 2016 and December 31, 2015, the Company determined that no reserve was required.

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

Estimated useful lives for computers are 1 ~ 3 years and useful lives for dental equipment, furniture and fittings, office equipment and renovation are 3 ~ 5 years.

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

MEDICO INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2: Summary of Significant Accounting Policies (continued)

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

Advertising

Advertising costs are expensed as incurred.  Advertising costs were immaterial for the three months ended March 31, 2016 and 2015, respectively.

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

MEDICO INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2: Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard will be effective for the Company beginning January 1, 2020, with early application permitted. This standard is not expected to have a material impact on our financial position, results of operations or statement of cash flows upon adoption.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The new guidance will change how companies account for certain aspects of share-based payments to employees. Under existing accounting guidance, tax benefits and certain tax deficiencies arising from the vesting of share-based payments are recorded in additional paid-in-capital. The new guidance will require such benefits or deficiencies to be recognized as income tax benefits or expenses in the statement of operations.  Companies are required to apply the new guidance prospectively. The new standard is effective for fiscal years beginning after December 15, 2016.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires the lessee to recognize assets and liabilities for leases with lease terms of more than twelve months. For leases with a term of twelve months or less, the Company is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Further, the lease requires a finance lease to recognize both an interest expense and an amortization of the associated expense. Operating leases generally recognize the associated expense on a straight line basis. ASU 2016-02 requires the Company to adopt the standard using a modified retrospective approach and adoption beginning on January 1, 2019.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This new standard provides guidance on how entities measure certain equity investments and present changes in the fair value. This standard requires that entities measure certain equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. ASU 2016-01 is effective for fiscal years beginning after December 31, 2017.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will have a material impact on its financial condition or the results of its operations.

Note 3: Going Concern

These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future.  As of March 31, 2016, the Company has accumulated deficit of $440,754 since inception and has a working capital deficiency of $250,443.

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

MEDICO INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4: Property and Equipment

	March 31, 2016	December 31, 2015
Dental equipment	$874,940	$835,949
Renovation	550,081	525,341
Computer	63,530	60,190
Office equipment	21,647	20,539
Lab equipment	6,416	6,135
Furniture and fittings	733	530
	1,517,347	1,448,684
Less accumulated depreciation	(606,000)	(454,716)
	$911,347	$993,968

Depreciation expense of approximately $123,883 and $53,342 was recorded by the Company for the three months ended March 31, 2016 and 2015, respectively. Approximately $79,926 and $31,194 is included in the cost of services and approximately $43,957 and $22,148 is included in operating expenses on the Company’s consolidated statements of operations for the three months ended March 31, 2016 and 2015, respectively.

Note 5: Capital Leases

The Company leases dental equipment under non-cancellable capital lease arrangements. The terms of those capital leases vary from 3 to 5 years and annual interest rate vary from 3% to 7%.

As of March 31, 2016, the future minimum lease payments under finance leases are as follows:

2016	$164,000
2017	135,000
2018	51,700
2019	5,300
Total	356,000
Amount representing interest payments	(14,470)
Present value of future minimum payments	341,530
Capital lease obligation, current portion	158,131
Capital lease obligation, long-term portion	$183,399

Note 6: Commitments and Contingencies

During the normal course of business, the Company may be exposed to litigation.  When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB 450-20-50, Contingencies.  The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome.  If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals.  As of March 31, 2016, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

The Company leases space for its dental clinics under non-cancelable operating leases. During the three months ended March 31, 2016 and 2015, the Company paid rent expenses of $191,115 and $70,623, respectively.

As of March 31, 2016, the approximate future aggregate minimum lease payments under the non-cancellable operating leases were as follows:

MEDICO INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6: Commitments and Contingencies (continued)

2016	$545,400
2017	675,700
2018	316,000
$1,537,100

Note 7: Related Party Transactions

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

During the three months ended March 31, 2016, the Company repaid a net amount of $388,549 to reduce advances and loans from various officers. As of March 31, 2016 and December 31, 2015, the Company was obligated to its officers for unsecured, non-interest bearing demand loans with balances totaling $614,747 and 1,003,296, respectively.

Note 8: Common Stock

During the three months ended March 31, 2016, the Company issued 697,000 shares at $1.00 per share in connection with its registration statement resulting in proceeds of US$697,000.

As at March 31, 2016 and December 31, 2015 the Company had a total of 3,697,000 and 3,000,000 shares issued and outstanding, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Overview

Medico International Inc. (the “Company”) was incorporated in the State of Nevada on September 18, 2015.  The Company’s registration statement on Form S-1 was declared effective by the Securities and Exchange Commission on December 22, 2015.

The Company was formed and organized for the purposes of acting as the holding company for Smile More Holding Pte. Ltd., which is a private Singapore corporation (referred to herein as “Smile Central”). Smile Central is a dental company employing the latest techniques in oral care and oral surgery in Singapore. Smile Central has 5 locations in operation.  Smile Central ceased operations at its Hougang Central clinic in September 2015.

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

RESULTS OF OPERATIONS

Three Month Period Ended March 31, 2016, compared to Three Month Period Ended March 31, 2015

Revenues

During the quarter ended March 31, 2016, we had revenue of $1,373,554, compared to $979,775 for the same period for the prior year.  Our revenue growth is attributable to the addition of operating clinics during the past twelve months.

Cost of Services

Our cost of services consist of salaries,  lab fees, dental equipment supplies and costs, general overhead costs, including computers and payment processing fees and any other direct costs attributable to the provisions of the dental services offered.   During the quarter ended March 31, 2016, our cost of services were $1,195,720 compared to $722,012 for the same period for the prior year.  The increase in the cost of services is due to the addition of new clinics and the additional overhead and salary costs as a result of the opening of the new clinics.

Rental Expense

Rental expenses for the quarter ended March 31, 2016 were $191,115 compared to $70,623 for the same period in the prior year.  The increase in rental expense is directly attributable to the addition of operating clinics during the most recently completed period.

Professional Fees

For the quarter ended March 31, 2016, our professional fees were $96,673 compared to $81,652 for the same period in the prior year.  Our professional fees consist of fees for legal services, accounting services, audit services, secretarial services and mentoring fees and the increase is primarily due to an increase in legal fees during the most recently completed three month period.

General and Administrative Expenses

Our general and administrative expenses for the quarter ended March 31, 2016 were $35,545 compared to $20,415 for the same period in the prior year.  The primary drivers of the increase were increases to utilities, advertising, printing and stationary and insurance over the comparative three months as we opened additional operating clinics.

Depreciation

For the quarter ended March 31, 2016, our depreciation expense was $43,957 compared to $22,148 for the same period in the prior year.  The increase was due to the acquisition of additional equipment over the comparative periods as we expanded our clinic base, and the applicable depreciation charges incurred.

Staff Costs

Staff costs for the quarter ended March 31, 2016 were $28,953 compared to $15,740 for the same period in the prior year.  Staff costs increased as a direct result of the addition of operating clinics to our clinic chain.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2016, the Company had cash and cash equivalents of $417,207 and working capital deficit of $250,443.

For the three months ended March 31, 2016, we had net cash used in operating activities of $153,966 primarily as a result of a net loss of $199,064 that includes depreciation of $123,883, an increase in accounts receivable of $54,226, a decrease in other receivables of $69,000, an increase in prepaid expenses and deposits of $106,502, a decrease in inventory of $1,380, an increase in accounts payable of $28,158, a decrease in accrued and other payables of $16,595.

For the three months ended March 31, 2016, we had net cash provided by financing activities of $262,068 as a result of proceeds of the sale of common shares of $697,000 through the Company’s initial public offering, repayment of loans from related parties of $388,549 and repayment of capital lease obligations of $46,383.

Stockholder' deficit totaling $54,195 as of December 31, 2015 became Stockholders' equity of $477,505 as at the period ended March 31, 2016 due to the sale of shares of the Company's common stock at $1 per share for a total of $697,000 before offering costs.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 1A. RISK FACTORS

No report required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2 Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101 Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 22, 2016	MEDICO INTERNATIONAL INC.
By: /s/ Dr. Daniel Liew Dr. Daniel Liew, Chief Executive Officer and Director (Principal Executive Officer)

Dated: September 22, 2016	MEDICO INTERNATIONAL INC.
By: /s/ Liew Min Hin Liew Min Hin, Chief Financial Officer and Director (Principal Financial and Accounting Officer)