Form 10-Q
period 2016-06-30
Medico International Inc.
filed 2016-09-23
CIK 1658432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Page
Unaudited Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015	F-1
Unaudited Consolidated Statements of Operations and Comprehensive Loss for the six months ended June 30, 2016 and 2015	F-2
Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015	F-3
Notes to the Unaudited Consolidated Financial Statements	F-4 to F-9

MEDICO INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$230,021	$316,603
Accounts receivable	464,261	263,817
Other receivables	-	69,000
Prepaid expenses and deposits	450,357	193,723
Inventory	90,348	84,167
Total Current Assets	1,234,987	927,310
Property and equipment, net	809,738	993,968
TOTAL ASSETS	$2,044,725	$1,921,278

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$493,518	$470,073
Accrued and other payables	140,079	114,191
Due to related parties	673,193	1,003,296
Capital lease obligations - current	102,449	212,570
Total Current Liabilities	1,409,239	1,800,130
Capital lease obligations	183,746	175,343
TOTAL LIABILITIES	1,592,985	1,975,473

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; 500,000,000 shares authorized,
3,697,000 and 3,000,000 shares issued and outstanding, respectively	3,697	3,000
Additional paid-in capital	867,424	171,121
Accumulated deficit	(470,298)	(241,690)
Accumulated other comprehensive loss	50,917	13,374
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	451,740	(54,195)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,044,725	$1,921,278

See the notes to the unaudited consolidated financial statements

MEDICO INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

DENTAL SERVICE REVENUE	$1,761,664	$1,020,724	$3,135,218	$2,000,499
COST OF SERVICES	1,399,846	844,225	2,595,566	1,566,237
GROSS PROFIT	361,818	176,499	539,652	434,262

OPERATING EXPENSES
Rental	184,640	107,184	375,755	177,807
Professional fees	65,369	48,928	162,042	130,580
General and administrative	97,277	39,557	132,822	59,972
Depreciation	48,435	29,583	92,392	51,731
Staff costs	20,583	22,439	49,536	38,179
Total Operating Expenses	416,304	247,691	812,547	458,269

LOSS FROM OPERATIONS	(54,486)	(71,192)	(272,895)	(24,007)

OTHER INCOME/(EXPENSE)
Other income	26,984	4,049	48,532	6,077
Interest expense	(2,042)	(1,056)	(4,245)	(1,973)
	24,942	2,993	44,287	4,104

LOSS BEFORE INCOME TAXES	(29,544)	(68,199)	(228,608)	(19,903)
Provision for income taxes	-	-	-	-

NET LOSS	(29,544)	(69,199)	$(228,608)	$(19,903)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	3,779	(1,710)	37,543	3,128
TOTAL COMPREHENSIVE LOSS	(25,765)	(69,909)	$(191,065)	$(16,775)

Basic and Diluted Loss per Common Share	(0.01)	(0.02)	$(0.06)	$(0.01)
Basic and Diluted Weighted Average Common Shares Outstanding	3,697,000	3,000,000	3,593,599	3,000,000

See the notes to the unaudited consolidated financial statements

MEDICO INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(228,608)	$(19,903)
Adjustments to reconcile net loss to net cash from operating activities:
Bad debt	-
Depreciation	250,411	128,489
Changes in operating assets and liabilities:
Accounts receivable	(200,444)	52,633
Other receivables	69,000	-
Prepaid expenses and deposits	(256,634)	(52,721)
Inventory	(6,181)	284
Accounts payable	23,445	113,511
Accrued and other payables	25,888	87,478
Net cash provided by (used in) operating activities	(323,123)	309,771

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(20,147)	(343,954)
Net cash used in investing activities	(20,147)	(343,954)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares	697,000	-
Repayment of due to related parties	(330,103)	112,972
Repayment of capital lease obligations	(101,718)	45,008
Net cash provided by financing activities	265,179	157,980

Effects on changes in foreign exchange rate	(8,491)	12,614

Net increase in cash and cash equivalents	(86,582)	136,411
Cash and cash equivalents - beginning of period	316,603	111,599
Cash and cash equivalents - end of period	$230,021	$248,010

Supplemental Cash Flow Disclosures
Cash paid for interest	$4,245	$1,973
Cash paid for income taxes	$-	$-
Non-Cash Investing and Financing Activity
Equipment acquired under capital lease obligation	$-	$258,121

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

Financial Statements Presented

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission on April 18, 2016.

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

Accounts Receivable

Accounts receivable consist primarily of receivables from provided services. Management determines the allowance for doubtful accounts based on customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. On a continuing basis, management analyzes delinquent receivables, and once these receivables are determined to be uncollectible, they are written off against an existing allowance account. As of June 30, 2016 and December 31, 2015 the Company has determined that an allowance for doubtful accounts is not necessary as all accounts are considered fully collectible.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed using weighted average cost, which approximates actual cost, on a first-in, first-out basis.  Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future needs. Items determined to be obsolete are reserved for. The Company provides for the possible inability to sell its inventories by providing an excess inventory reserve. As of June 30, 2016 and December 31, 2015, the Company determined that no reserve was required.

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

Advertising

Advertising costs are expensed as incurred.  Advertising costs were immaterial for the three months ended June 30, 2016 and 2015, respectively.

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

Note 3: Going Concern

These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future.  As of June 30, 2016, the Company has accumulated deficit of $470,298 since inception and has a working capital deficiency of $174,252.

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

MEDICO INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4: Property and Equipment

	June 30, 2016	December 31, 2015
Dental equipment	$894,137	$835,949
Renovation	555,929	525,341
Computer	63,769	60,190
Office equipment	23,126	20,539
Lab equipment	6,428	6,135
Furniture and fittings	774	530
	1,544,163	1,448,684
Less accumulated depreciation	(734,425)	(454,716)
	$809,738	$993,968

Depreciation expense of approximately $250,411 and $128,489 was recorded by the Company for the six months ended June 30, 2016 and 2015, respectively. Approximately $158,019 and $90,310 is included in the cost of services and approximately $92,392 and $38,179 is included in operating expenses on the Company’s consolidated statements of operations for the six months ended June 30, 2016 and 2015, respectively.

Note 5: Capital Leases

The Company leases dental equipment under non-cancellable capital lease arrangements. The terms of those capital leases vary from 3 to 5 years and annual interest rate vary from 3% to 7%.

As of June 30, 2016, the future minimum lease payments under finance leases are as follows:

2016	$106,250
2017	135,250
2018	51,800
2019	5,301
Total	298,601
Amount representing interest payments	(12,406)
Present value of future minimum payments	286,195
Capital lease obligation, current portion	102,449
Capital lease obligation, long-term portion	$183,746

Note 6: Commitments and Contingencies

During the normal course of business, the Company may be exposed to litigation.  When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB 450-20-50, Contingencies.  The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome.  If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals.  As of June 30, 2016, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

The Company leases space for its dental clinics under non-cancelable operating leases. During the six months ended June 30, 2016 and 2015, the Company paid rent expenses of $375,755 and $51,731, respectively.

As of June 30, 2016, the approximate future aggregate minimum lease payments under the non-cancellable operating leases were as follows:

MEDICO INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6: Commitments and Contingencies (continued)

2016	$429,210
2017	854,700
2018	494,300
2019	114,190
$1,892,400

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

During the six months ended June 30, 2016, the Company repaid a net amount of $330,103 to reduce advances and loans from various officers. As of June 30, 2016 and December 31, 2015, the Company was obligated to its officers for unsecured, non-interest bearing demand loans with balances totaling $643,193 and $1,003,296, respectively.

Note 8: Common Stock

During the six months ended June 30, 2016, the Company issued 697,000 shares at $1.00 per share in connection with its registration statement resulting in proceeds of US$697,000.

As at June 30, 2016 and December 31, 2015 the Company had a total of 3,697,000 and 3,000,000 shares issued and outstanding, respectively.

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

RESULTS OF OPERATIONS

Three Month Period Ended June 30, 2016, compared to Three Month Period Ended June 30, 2015

Revenues

During the quarter ended June 30, 2016, we had revenue of $1,761,664, compared to $1,020,724 for the same period for the prior year.  Our revenue growth is attributable to the addition of operating clinics during the past twelve months.

Cost of Services

Our cost of services consist of salaries,  lab fees, dental equipment supplies and costs, general overhead costs, including computers and payment processing fees and any other direct costs attributable to the provisions of the dental services offered.  During the quarter ended June 30, 2016, our cost of services were $1,399,846 compared to $844,225 for the same period for the prior year.  The increase in the cost of services is due to the addition of new clinics and the additional overhead and salary costs as a result of the opening of the new clinics.

Rental Expense

Rental expenses for the quarter ended June 30, 2016 were $184,640 compared to $107,184 for the same period in the prior year.  The increase in rental expense is directly attributable to the addition of operating clinics during the most recently completed period.

Professional Fees

For the quarter ended June 30, 2016, our professional fees were $65,369 compared to $48,928 for the same period in the prior year.  Our professional fees consist of fees for legal services, accounting services, audit services, secretarial services and mentoring fees and the increase is primarily due to an increase in legal fees during the most recently completed three-month period.

General and Administrative Expenses

Our general and administrative expenses for the quarter ended June 30, 2016 were $97,277 compared to $39,557 for the same period in the prior year.  The primary drivers of the increase were increases to utilities, advertising, printing and stationary and insurance over the comparative three months as we opened additional operating clinics.

Depreciation

For the quarter ended June 30, 2016, our depreciation expense was $48,435 compared to $29,583 for the same period in the prior year.    The increase was due to the acquisition of additional equipment over the comparative periods as we expanded our clinic base, and the applicable depreciation charges incurred.

Staff Costs

Staff costs for the quarter ended June 30, 2016 were $20,583 compared to $22,439 for the same period in the prior year.  Staff costs remained relatively constant over the comparative periods. Staff costs relate only to administrative staff including secretarial positions and back office administration.

Six Month Period Ended June 30, 2016, compared to Six Month Period Ended June 30, 2015

Revenues

During the six months ended June 30, 2016, we had revenue of $3,135,218, compared to $2,000,499 for the same period for the prior year.  Our revenue growth is attributable to the addition of operating clinics during the past twelve months.

Cost of Services

During the six months ended June 30, 2016, our cost of services were $2,595,566 compared to $1,566,237 for the same period for the prior year. The increase in the cost of services is due to the addition of new clinics and the additional overhead and salary costs as a result of the opening of the new clinics.

Rental Expense

Rental expenses for the six months ended June 30, 2016 were $375,755 compared to $177,807 for the same period in the prior year. The increase in rental expense is directly attributable to the addition of operating clinics during the most recently completed period.

Professional Fees

For the six months ended June 30, 2016, our professional fees were $162,042 compared to $130,580 for the same period in the prior year.  Our professional fees consist of fees for legal services, accounting services, audit services, secretarial services and mentoring fees and the increase is primarily due to an increase in legal fees during the most recently completed six-month period.

General and Administrative Expenses

Our general and administrative expenses for the six months ended June 30, 2016 were $132,822 compared to $59,972 for the same period in the prior year.  The primary drivers of the increase were increases to utilities, advertising, printing and stationary and insurance over the comparative six months as we opened additional operating clinics.

Depreciation

For the six months ended June 30, 2016, our depreciation expense was $92,392 compared to $51,731 for the same period in the prior year.   The increase was due to the acquisition of additional equipment over the comparative periods as we expanded our clinic base, and the applicable depreciation charges incurred.

Staff Costs

Staff costs for the six months ended June 30, 2016 were $49,536 compared to $38,179 for the same period in the prior year.  Staff costs increased as a direct result of the addition of operating clinics to our clinic chain. Staff costs remained relatively constant over the comparative periods. Staff costs relate only to administrative staff including secretarial positions and back office administration.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2016, the Company had cash and cash equivalents of $230,021 and working capital deficit of $174,252.

For the six months ended June 30, 2016, we had net cash used in operating activities of $323,123 primarily as a result of a net loss of $228,608 that includes, depreciation of $250,411, an increase in accounts receivable of $200,444, a decrease in other receivables of $69,000, an increase in prepaid expenses and deposits of $256,634, an increase in inventory of $6,181, an increase in accounts payable of $23,445, an increase in accrued and other payables of $25,888.

Net cash used in investing activities of $20,147 for the six months ended June 30, 2016 was due to purchases of property and equipment.

For the six months ended June 30, 2016, we had net cash provided by financing activities of $265,179 as a result of proceed of the sale of common shares of $697,000 through the Company’s initial public offering, repayment of loans from related parties of $330,103 and repayment of capital lease obligations of $101,718.

Stockholder' deficit totaling $54,195 as of December 31, 2015 became Stockholders' equity of $451,740 as at the period ended June 30, 2016 due to the sale of shares of the Company's common stock at $1 per share for a total of $697,000 before offering costs.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: September 22, 2016	MEDICO INTERNATIONAL INC.
By: /s/ Dr. Daniel Liew Dr. Daniel Liew, Chief Executive Officer and Director (Principal Executive Officer)

MEDICO INTERNATIONAL INC.
Dated: September 22, 2016	By: /s/ Liew Min Hin Liew Min Hin, Chief Financial Officer and Director (Principal Financial and Accounting Officer)