Form 10-Q
period 2016-09-30
Medico International Inc.
filed 2016-11-18
CIK 1658432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 18, 2016, Medico International Inc. had 3,697,000 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying interim condensed consolidated financial statements of Medico International Inc. (the “Company”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the condensed consolidated financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

Page
Unaudited Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015	F-1
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2016 and 2015	F-2
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015	F-3
Notes to the Unaudited Condensed Consolidated Financial Statements	F-4 to F-9

MEDICO INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$233,810	$316,603
Accounts receivable	462,962	263,817
Other receivables	-	69,000
Prepaid expenses and deposits	274,861	193,723
Inventory	108,776	84,167
Total Current Assets	1,080,409	927,310

Property and equipment, net	1,247,498	993,968

TOTAL ASSETS	$2,327,907	$1,921,278

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$674,255	$470,073
Accrued and other payables	73,112	114,191
Due to related parties	1,081,721	1,003,296
Capital lease obligations - current	46,059	212,570
Total Current Liabilities	1,875,147	1,800,130
Capital lease obligations	182,110	175,343
TOTAL LIABILITIES	2,057,257	1,975,473

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; 500,000,000 shares authorized,
3,697,000 and 3,000,000 shares issued and outstanding, respectively	3,697	3,000
Additional paid-in capital	867,424	171,121
Accumulated deficit	(644,307)	(241,690)
Accumulated other comprehensive loss	43,836	13,374
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	270,650	(54,195)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,327,907	$1,921,278

See the notes to the unaudited condensed consolidated financial statements

MEDICO INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

DENTAL SERVICE REVENUE	$1,814,768	$1,462,510	$4,949,986	$3,463,009
COST OF SERVICES	1,598,219	1,078,175	4,193,785	2,644,412
GROSS PROFIT	216,549	384,335	756,201	818,597

OPERATING EXPENSES
Rental	203,131	190,253	578,886	368,060
Professional fees	106,147	66,411	252,460	196,991
General and administrative	59,447	41,698	207,997	101,670
Depreciation	58,662	44,320	151,054	96,051
Staff costs	32,689	22,985	82,225	61,164
Total Operating Expenses	460,076	365,667	1,272,622	823,936

INCOME (LOSS) FROM OPERATIONS	(243,527)	18,668	(516,421)	(5,339)

OTHER INCOME/(EXPENSE)
Other income	71,568	22,279	120,099	28,356
Interest expense	(2,050)	(1,729)	(6,295)	(3,702)
	69,518	20,550	113,804	24,654

INCOME (LOSS) BEFORE INCOME TAXES	(174,009)	39,218	(402,617)	19,315
Provision for income taxes	-	-	-	-

NET LOSS	$(174,009)	$39,218	$(402,617)	$19,315

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(7,081)	4,859	30,462	7,987
TOTAL COMPREHENSIVE INCOME (LOSS)	$(181,090)	$44,077	$(372,155)	$27,302

Basic and Diluted Loss per Common Share	$(0.01)	$0.01	$(0.11)	$0.01
Basic and Diluted Weighted Average Common Shares Outstanding	3,697,000	3,000,000	3,628,318	3,000,000

See the notes to the unaudited condensed consolidated financial statements

MEDICO INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(402,617)	$19,315
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	396,123	249,231
Changes in operating assets and liabilities:
Accounts receivable	(191,145)	45,236
Other receivables	69,000	-
Prepaid expenses and deposits	(81,138)	(61,835)
Inventory	(24,609)	(27,005)
Accounts payable	204,182	228,348
Accrued and other payables	(41,079)	(13,245)
Unearned revenue	-	2,952
Net cash provided by (used in) operating activities	(71,283)	442,997

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(622,437)	(462,448)
Net cash used in investing activities	(622,437)	(462,448)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares	697,000	-
Proceeds (repayment) from or due to related parties	78,425	439,957
Repayment of capital lease obligations	(159,743)	(101,295)
Net cash provided by financing activities	615,682	338,662

Effects on changes in foreign exchange rate	(4,755)	7,987

Net increase in cash and cash equivalents	(82,793)	327,198
Cash and cash equivalents - beginning of period	316,603	111,599
Cash and cash equivalents - end of period	$233,810	$438,797

Supplemental Cash Flow Disclosures
Cash paid for interest	$6,295	$3,702
Cash paid for income taxes	$-	$-
Non-Cash Investing and Financing Activity
Equipment acquired under capital lease obligation	$-	$250,664
Share exchange	-	71,350

See the notes to the unaudited condensed consolidated financial statements

MEDICO INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Nature of Operations

Medico International Inc. (the “Company” or “Medico”), a Nevada corporation, was formed by the owners and principals of Smile More Holdings Pte. Ltd., a Singaporean corporation (“Smile Central”), for the purpose of acting as the holding company for Smile Central and penetrating the U.S. financial markets. Smile Central owns five (5) dental clinics operating in Singapore. Smile Central’s operations were launched in January 2014 with three (3) clinics and in 2015, an additional two (2) clinics were opened. Smile Central plans to continue to expand its operations and create additional clinics in Singapore.  As part of this plan we have opened an additional clinic during fiscal 2016.

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

Financial Statements Presented

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission on April 18, 2016.

Certain reclassifications have been made to the prior period’s consolidated financial statements to conform to the current period’s presentation.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") on the accrual basis of accounting.  The consolidated financials consist of Medico International Inc. and its 7 subsidiaries, Smile Central Dental Group (the “Group”) consists of five entities under common control: Smile Central Dental Aljunied Ptd Ld.; Smile Central Dental Hougang Ptd Ltd.; Smile Central Dental Hougang Central Pte Ltd; Smile Central Dental Jurong Ptd Ltd.; Smile Central Dental Toa Payoh Ptd Ltd.; Smile More Holdings Ptd Ltd. and, Smile Central Dental Centre Pte Ltd. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

MEDICO INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2: Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents consists of cash and all highly liquid investments with a maturity of three months or less.

The Company maintains its cash accounts primarily with banks located in Singapore and they are all denominated in Singapore dollar.

Accounts Receivable

Accounts receivable consist primarily of receivables from provided services. Management determines the allowance for doubtful accounts based on customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. On a continuing basis, management analyzes delinquent receivables, and once these receivables are determined to be uncollectible, they are written off against an existing allowance account. As of September 30, 2016 and December 31, 2015 the Company has determined that an allowance for doubtful accounts is not necessary as all accounts are considered fully collectible.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed using weighted average cost, which approximates actual cost, on a first-in, first-out basis.  Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future needs. Items determined to be obsolete are reserved for. The Company provides for the possible inability to sell its inventories by providing an excess inventory reserve. As of September 30, 2016 and December 31, 2015, the Company determined that no reserve was required.

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

Estimated useful lives for computer are 1 ~ 3 years, useful lives for dental equipment, furniture and fittings, and office equipment are 3 ~ 5 years and useful lives for renovations are the lessor of 3 years or the lease term.

Impairment or Disposal of Long-Lived Assets

The Company evaluates its long-lived assets whenever significant events or changes in circumstances occur that indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted future net cash flows from the operations to which the assets relate, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset.  No such impairment was indicated at September 30, 2016 and 2015.

MEDICO INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising

Advertising costs are expensed as incurred.  Advertising costs were immaterial for the nine months ended September 30, 2016 and 2015, respectively.

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

MEDICO INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2: Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board ("FASB")  issued Accounting Standards Update ("ASU")  No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments (Topic 230): Statement of Cash Flows” (“ASU 2016-15”), which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. ASU 2016-15 also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. ASU 2016-15 is effective for fiscal years and interim periods beginning after December 15, 2017. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard will be effective for the Company beginning January 1, 2020, with early application permitted. This standard is not expected to have a material impact on the Company’s financial position, results of operations or statement of cash flows upon adoption.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The new guidance will change how companies account for certain aspects of share-based payments to employees. Under existing accounting guidance, tax benefits and certain tax deficiencies arising from the vesting of share-based payments are recorded in additional paid-in-capital. The new guidance will require such benefits or deficiencies to be recognized as income tax benefits or expenses in the statement of operations.  Companies are required to apply the new guidance prospectively. The new standard is effective for fiscal years beginning after December 15, 2016. This standard is not expected to have a material impact on the Company’s financial position, results of operations or statement of cash flows upon adoption.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires the lessee to recognize assets and liabilities for leases with lease terms of more than twelve months. For leases with a term of twelve months or less, the Company is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Further, the lease requires a finance lease to recognize both an interest expense and an amortization of the associated expense. Operating leases generally recognize the associated expense on a straight line basis. ASU 2016-02 requires the Company to adopt the standard using a modified retrospective approach and adoption beginning on January 1, 2019. This standard is not expected to have a material impact on the Company’s financial position, results of operations or statement of cash flows upon adoption.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This new standard provides guidance on how entities measure certain equity investments and present changes in the fair value. This standard requires that entities measure certain equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. ASU 2016-01 is effective for fiscal years beginning after December 31, 2017. This standard is not expected to have a material impact on the Company’s financial position, results of operations or statement of cash flows upon adoption.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will have a material impact on its financial condition or the results of its operations.

MEDICO INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3: Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future.  As of September 30, 2016, the Company has accumulated deficit of $644,307 since inception and has a working capital deficiency of $794,738.

Management's plans include raising capital through the equity markets to fund operations and eventually, generating profit through its business; however, there can be no assurance that the Company will be successful in such activities. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classifications of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4: Property and Equipment

	September 30, 2016	December 31, 2015
Dental equipment	$1,090,946	$835,949
Renovation	844,031	525,341
Computer	72,030	60,190
Office equipment	19,857	20,539
Lab equipment	6,371	6,135
Furniture and fittings	3,122	530
	2,036,357	1,448,684
Less accumulated depreciation	(788,859)	(454,716)
	$1,247,498	$993,968

Depreciation expense of approximately $396,000 and $249,000 was recorded by the Company for the nine months ended September 30, 2016 and 2015, respectively. Approximately $245,000 and $153,000 is included in the cost of services and approximately $151,000 and $96,000 is included in operating expenses on the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2016 and 2015, respectively.

Note 5: Capital Leases

The Company leases dental equipment under non-cancellable capital lease arrangements. The terms of those capital leases vary from 3 to 5 years and annual interest rates vary from 3% to 7%.

As of September 30, 2016, the future minimum lease payments under finance leases are as follows:

2016	$47,830
2017	134,035
2018	51,316
2019	5,248
Total	238,429
Amount representing interest payments	(10,260)
Present value of future minimum payments	228,169
Capital lease obligation, current portion	46,059
Capital lease obligation, long-term portion	$182,110

MEDICO INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6: Commitments and Contingencies

During the normal course of business, the Company may be exposed to litigation.  When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB 450-20-50, Contingencies.  The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome.  If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals.  As of September 30, 2016, the Company is not aware of any contingent liabilities that should be reflected in the condensed consolidated financial statements.

The Company leases space for its dental clinics under non-cancelable operating leases. During the nine months ended September 30, 2016 and 2015, the Company paid rent expenses of $578,886 and $368,060, respectively.

As of September 30, 2016, the approximate future aggregate minimum lease payments under the non-cancellable operating leases were as follows:

2016	$225,248
2017	847,110
2018	489,900
2019	113,175
$1,675,433

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

During the nine months ended September 30, 2016, the Company received advances of a net amount of $78,425 from various officers. As of September 30, 2016 and December 31, 2015, the Company was obligated to its officers for unsecured, non-interest bearing demand loans with balances totaling $1,081,721 and $1,003,296, respectively.

Note 8: Common Stock

During the nine months ended September 30, 2016, the Company issued 697,000 shares at $1.00 per share in connection with its registration statement resulting in proceeds of US$697,000.

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

RESULTS OF OPERATIONS

Three Month Period Ended September 30, 2016, compared to Three Month Period Ended September 30, 2015

Revenues

During the quarter ended September 30, 2016, we had revenue of $1,814,768, compared to $1,462,510 for the same period for the prior year.  Our revenue growth is attributable to the addition of operating clinics during the past twelve months.

Cost of Services

Our cost of services consist of salaries,  lab fees, dental equipment supplies and costs, general overhead costs, including computers and payment processing fees and any other direct costs attributable to the provisions of the dental services offered.  During the quarter ended September 30, 2016, our cost of services were $1,598,219 compared to $1,078,175 for the same period for the prior year.  The increase in the cost of services is due to the addition of new clinics and the additional overhead and salary costs as a result of the opening of the new clinics.  A substantive increase to salary costs, effectively doubling our prior costs, is responsible for the significant decrease in gross margin period over period.

Rental Expense

Rental expenses for the quarter ended September 30, 2016 were $203,131 compared to $190,253 for the same period in the prior year.  The increase in rental expense is directly attributable to the addition of operating clinics.

Professional Fees

For the quarter ended September 30, 2016, our professional fees were $106,147 compared to $66,411 for the same period in the prior year.  Our professional fees consist of fees for legal services, accounting services, audit services, secretarial services and mentoring fees and the increase is primarily due to an increase in legal fees during the most recently completed three-month period.

General and Administrative Expenses

Our general and administrative expenses for the quarter ended September 30, 2016 were $59,447 compared to $41,698 for the same period in the prior year.  The primary drivers of the increase were increases to utilities, advertising, printing and stationary and insurance over the comparative three months as we opened additional operating clinics.

Depreciation

For the quarter ended September 30, 2016, our depreciation expense was $58,662 compared to $44,320 for the same period in the prior year.    The increase was due to the acquisition of additional equipment over the comparative periods as we expanded our clinic base, and the applicable depreciation charges incurred.

Staff Costs

Staff costs for the quarter ended September 30, 2016 were $32,689 compared to $22,985 for the same period in the prior year.  Staff costs remained relatively constant over the comparative periods. Staff costs relate only to administrative staff including secretarial positions and back office administration.

Nine Month Period Ended September 30, 2016, compared to Nine Month Period Ended September 30, 2015

Revenues

During the nine months ended September 30, 2016, we had revenue of $4,949,986, compared to $3,463,009 for the same period for the prior year.  Our revenue growth is attributable to the addition of operating clinics during the past twelve months.

Cost of Services

During the nine months ended September 30, 2016, our cost of services were $4,193,785 compared to $2,644,412 for the same period for the prior year. The increase in the cost of services is due to the addition of new clinics and the additional overhead and salary costs as a result of the opening of the new clinics. A substantive increase to salary costs, effectively doubling our prior costs, is responsible for the significant decrease in gross margin period over period.

Rental Expense

Rental expenses for the nine months ended September 30, 2016 were $578,886 compared to $368,060 for the same period in the prior year. The increase in rental expense is directly attributable to the addition of operating clinics during the most recently completed period.

Professional Fees

For the nine months ended September 30, 2016, our professional fees were $252,460 compared to $196,991 for the same period in the prior year.  Our professional fees consist of fees for legal services, accounting services, audit services, secretarial services and mentoring fees and the increase is primarily due to an increase in legal fees during the most recently completed nine-month period.

General and Administrative Expenses

Our general and administrative expenses for the six months ended September 30, 2016 were $207,997 compared to $101,670 for the same period in the prior year.  The primary drivers of the increase were increases to utilities, advertising, printing and stationary and insurance over the comparative nine months as we opened additional operating clinics.

Depreciation

For the nine months ended September 30, 2016, our depreciation expense was $151,054 compared to $96,051 for the same period in the prior year.   The increase was due to the acquisition of additional equipment over the comparative periods as we expanded our clinic base, and the applicable depreciation charges incurred.

Staff Costs

Staff costs for the nine months ended September 30, 2016 were $82,225 compared to $61,164 for the same period in the prior year.  Staff costs increased as a direct result of the addition of operating clinics to our clinic chain. Staff costs remained relatively constant over the comparative periods. Staff costs relate only to administrative staff including secretarial positions and back office administration.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2016, the Company had cash and cash equivalents of $233,810 and working capital deficit of $794,738.

For the nine months ended September 30, 2016, we had net cash used in operating activities of $71,283 as a result of a net loss of $402,617 that includes, depreciation of $396,123, an increase in accounts receivable of $191,145, a decrease in other receivables of $69,000, an increase in prepaid expenses and deposits of $81,138, an increase in inventory of $24,609, an increase in accounts payable of $204,182, and a decrease in accrued and other payables of $41,079.

Net cash used in investing activities of $622,437 for the nine months ended September 30, 2016 was due to purchases of property and equipment.

For the nine months ended September 30, 2016, we had net cash provided by financing activities of $615,682 as a result of proceeds of the sale of common shares of $697,000 through the Company’s initial public offering, proceeds from related parties of $78,425, and repayment of capital lease obligations of $159,743.

Stockholder' deficit totaling $54,195 as of December 31, 2015 became Stockholders' equity of $270,650 as of the period ended September 30, 2016 due to the sale of shares of the Company's common stock at $1 per share for a total of $697,000 before offering costs.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 18, 2016	MEDICO INTERNATIONAL INC.
By: /s/ Dr. Daniel Liew Dr. Daniel Liew, Chief Executive Officer and Director (Principal Executive Officer)

MEDICO INTERNATIONAL INC.
Dated: November 18, 2016	By: /s/ Liew Min Hin Liew Min Hin, Chief Financial Officer and Director (Principal Financial and Accounting Officer)