Form 10-K
period 2016-12-31
Medico International Inc.
filed 2017-06-19
CIK 1658432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

(732) 383-9118

(Issuer's telephone number)

None

Securities registered under Section 12(b) of the Exchange Act

None

Securities registered under Section 12(g) of the Exchange Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $0. The registrant’s common stock has not been traded in the public market.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,697,000 common shares issued and outstanding as of June 12, 2017.

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

Recent Developments

Due to the continued consolidated losses experience by the Company as the result of the losses of the Company’s wholly-owned subsidiary, Smile More Holdings Pte. Ltd., a Singaporean corporation (“Smile Central”), which included $232,769 for the fiscal year ended December 31, 2015, $801,760 for the fiscal year ended December 31, 2106, the Board of Directors of the Company believed it was in the best interests of the Company and its shareholders to dispose of Smile Central. In addition, the Company had provided Smile Central with over $600,000 in intra-company loans (the “Intra-Company Loan”).

The Company’s former majority shareholders, Eminent Healthcare Pte. Ltd. and Multi Care Pte. Ltd. (the “Majority Shareholders”), became shareholders of the Company in 2015 by exchanging all of the outstanding share capital of Smile Central (“Smile Shares”) for 3,000,000 shares of the Company’s common stock (the “Medico Shares”) and the Majority Shareholders desired to re-acquire the Smile Shares.

On June 5, 2017, the Company closed the transactions under the Share Exchange Agreement (“ Share Exchange Agreement”) by and between the Company, Eminent Healthcare Pte. Ltd., a Singaporean corporation, Multi Care Pte. Ltd., a Singaporean corporation, and Targeted Solutions Global Limited, a United Kingdom Private limited company, for the sale of all of the issued and outstanding ordinary shares of the Company’s 100% wholly-owned subsidiary, Smile More Holdings Pte. Ltd., a Singaporean corporation (the “Stock Purchase”). Prior to the closing of the Stock Purchase, Eminent Healthcare Pte. Ltd. and Multi Care Pte. Ltd. were the Company’s majority shareholders. Liew Min Hin, the Company’s former Chief Financial Officer and former member of the Board of Directors, owns 100% of Eminent Healthcare Pte. Ltd., and is the father of Dr. Daniel Liew, the Company’s former Chief Executive Officer and former member of the Board of Directors.

Pursuant to the Share Exchange Agreement, in consideration for transferring the Smile Shares to the Majority Shareholders and waiving the Intra-Company Loan, the Company received all of the rights, interests, claim and title in that certain US patent known as “Method for diagnosing malignancy in pelvic tumors”, US Patent No. 6,112,108 (the “Patent”), which Targeted Solutions Global Limited, a United Kingdom Private limited company (“TSG”) had the right and ability to deliver to the Company and in connection with the closing of the Share Exchange Agreement, Jiang Chun Yan was appointed as the CEO and sole member of the Company’s Board of Directors.

In addition, under the Share Exchange Agreement, TSG received from the Majority Shareholders the Medico Shares and the Majority Shareholders received $200,000 from TSG.

The effect of the transactions set forth in the Share Exchange Agreement is that commencing June 5, 2017 the Company will no longer own and operate dental clinics in Singapore but will focus its efforts in the area of cancer diagnostics tools in connection with the Patent.

The below information pertains to the operations of Smile Central.

The Company

Through 2016 Smile Central operated 5 dental clinics throughout Singapore, with each clinic meeting its respective revenue and profit targets every quarter so far. Since 2015, Smile Central has expanded its operations by adding a new dental center adjacent to its Aljunied clinic and increasing the number of dental operating chairs at its Jurong location from two (2) to six (6). The facilities for the new dental center in Aljunied have been leased and equipment has been purchased. Smile Central is currently completing renovations to the facilities. Its business model focuses on recruiting qualified and experienced dentists, supported by well-trained clinic support staff. Our dentists have post-graduate training in the fields of endodontics, orthodontics, periodontics, prosthodontics, paedodontics, oral surgery and implant dentistry. Hence, we are able to carry out procedures ranging from the routine cleaning and filling to the most complex ones involving aesthetics and surgery.

In addition to basic dental care, our strengths include:

•	Invisible braces for the young and for working adults.
•	Dental implants to rehabilitate functionality.

Smile Central positions itself as an affordable dental chain where patients of all demographics can afford basic and complex dental care with government Medisave claims and government-aided subsidies like the Community Health Assist Scheme and the Pioneer Generation subsidy for the elderly.

Planned Services (In Addition to Current List of Services)

Among some of the new techniques and procedures Smile Central is looking to incorporate are:

•	Laser Teeth Whitening
•	Aesthetic Implants and Implant Maintenance
•	Laser Surgery - used to perform soft-tissue surgery, including removing tumors and lesions from the soft tissues of the mouth, as well as tooth cleaning and plaque removal
•	Oral and Maxillofacial surgery - the treatment of many diseases, injuries and defects in the head, neck, face, jaws and the hard and soft tissues of the Oral (mouth) and Maxillofacial (jaws and face) region.

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

Property

Our subsidiary, Smile Central, leases office space for each of our six (6) clinics. The table provided below summarizes the monthly rental cost, before applicable taxes, in Singapore dollars, and the tenancy period for each lease.

Clinic	Rental per mth	Tenancy Period
Aljunied	$7,000	Aug 2014 – Jul 2017

Aljunied – Dental Lab	$2,000	May 2015 – May 2017

Jurong	$34,000	Sep 2015 – Sep 2018

Hougang	$19,916	May 2015 – May 2018

HougangCentral	$6,500	Apr 2014 – Apr 2016

SCD Centre	$20,000	Aug 2016 – Aug 2019

Toa Payoh	$16,000	Apr 2015 – Mar 2018

Employees

Smile Central employs sixty (60) employees, of which 49 are full-time employees, 11 are part-time employees, 3 full-time doctors (including the Company’s former executive officers, Dr. Liew and Dr. Chew) and 8 contracted doctors.

Item 1A. Risk Factors

We have a history of losses and may never be profitable.

We have an accumulated deficit totaling $(1,161,700), as of December 31, 2016, and we are not profitable. To date our operations have not generated sufficient operating cash flows to pay for the expenses we incur on a current basis. We may not be able to successfully keep or grow our businesses or achieve profitability from our operations in the near future or at all.

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

At December 31, 2016, we had $2,160,082 in current liabilities and working capital deficit of $(1,120,357). We do not have sufficient reserves to pay the amounts owing. As a result, no assurance can be given that the Company will have the resources to repay any or all of its current obligations. The failure of the Company to pay its obligations will have a material adverse effect on the Company, including the possibility of the Company ceasing to conduct operations.

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

We operate a complex, geographically dispersed business. Disruption or failure of networks or systems, or injury or damage to personnel or physical infrastructure, caused by a natural disaster, public health crisis, terrorism, cyber attack or other catastrophic event may significantly limit our ability and that of the affiliated practices to conduct business as normal, including our ability to communicate and transact with the affiliated practices, as well as with suppliers and vendors, and the ability of the affiliated practices to provide dental care to patients. We are not adequately insured for losses and disruptions caused by catastrophic events, and we may not have a sufficiently comprehensive enterprise-wide disaster recovery plan in place.

RISKS RELATED TO OUR COMMON STOCK

An active trading market for our common stock may not develop, and you may not be able to resell your shares of our common stock at or above the initial public offering price.

Although our common stock has been approved for listing on OTCQB, an active trading market for our shares has not developed and may never develop or be sustained. The initial public offering price of our common stock was arbitrarily determined by our Chief Executive Officer. This initial public offering price may not be indicative of the market price of our common stock after this offering. In the absence of an active trading market for our common stock, investors may not be able to sell their common stock at or above the initial public offering price or at the time that they would like to sell.

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

RISKS RELATED TO OUR ENTERING INTO THE FIELD OF DEVELOPING ULTRASOUND DIAGNOSTICS TOOLS

We have no experience as a company conducting clinical trials.

We have no experience as a company conducting clinical trials and we cannot be certain that any clinical trials we may conduct will be completed on time or at all. Clinical trials require significant financial and management resources, and reliance on third-party clinical investigators, contract research organizations, or CROs, or consultants. Relying on third-party clinical investigators or CROs may force us to encounter delays that are outside of our control.

Clinical trials are expensive, time-consuming and difficult to design and implement.

Human clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Because our product candidate is based on new technology, we expect that it will require extensive research and development and have substantial related costs. At this time we anticipate that the cost of required research will be at least $840,000, and the actual costs may be significantly higher. In order to conduct such research and development, we will need to raise additional capital through issuances of equity or debt which we may be unsuccessful in doing or on terms favorable to the Company.

Our product candidate may not achieve commercialization and our commercial opportunity may be limited.

Development and obtaining regulatory approval for and commercializing our product candidate will require substantial additional funding and are prone to the risks of failure inherent in medical product development. We cannot provide you any assurance that we will be able to successfully advance our product candidate through the development process.

Even if we receive FDA approval to market our product candidate for the diagnosis of malignancy in a tumor, we cannot assure you that our product candidate will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize our product candidate, our commercial opportunity will be limited.

If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our product candidate.

We expect to spend substantial amounts to on the required research and clinical development of our product candidate. If approved, we will require significant additional amounts in order to launch and commercialize our product candidate. At this time we anticipate that the cost of required research will be at least $840,000, and the actual costs may be significantly higher.

We cannot be certain that additional funding will be available on acceptable terms, or at all. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidate.

Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidate.

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidate, or grant licenses on terms unfavorable to us.

The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidate.

The regulatory approval pathway for our product candidate may be uncertain, complex, expensive and lengthy, and approval may not be obtained.

We may experience delays in completing planned clinical trials for a variety of reasons, including delays related to:

•	the availability of financial resources to commence and complete the planned trial;
•	reaching agreement on acceptable terms with prospective third parties to assist in the research, the terms of which can be subject to extensive negotiation and may vary significantly;
•	obtaining approval at each clinical trial site by an independent institutional review board;
•	recruiting suitable patients to participate in a trial;
•	having patients complete a trial, including having patients enrolled in clinical trials dropping out of the trial before the product candidate is manufactured and returned to the site, or return for post-treatment follow-up;
•	clinical trial sites deviating from trial protocol or dropping out of a trial; or
•	adding new clinical trial sites.

A clinical trial may be suspended or terminated by us, the institutional review board for the institutions in which such trials are being conducted, the Data Monitoring Committee for such trial, or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience termination of, or delays in the completion of, any clinical trial of our product candidate, the commercial prospects for our product candidate will be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.

Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may ultimately lead to the denial of regulatory approval of our product candidates.

The patent we purchased was issued in August 2000 and expires in August 2020

The patent we purchased (Patent Number: 6,112,108) was issued in August 2000 and the patent protection under the patent expires in August 2020, leaving us a short period of time for protection under the patent.

Item 1B. Unresolved Staff Comments.

Not applicable to smaller reporting companies.

Item 2. Description of Property

Our subsidiary, Smile Central, leases office space for each of our six (6) clinics. The table provided below summarizes the monthly rental cost, before applicable taxes, in Singapore dollars, and the tenancy period for each lease.

Clinic	Rental per mth	Tenancy Period
Aljunied	$7,000	Aug 2014 – Jul 2017

Aljunied – Dental Lab	$2,000	May 2015 – May 2017

Jurong	$34,000	Sep 2015 – Sep 2018

Hougang	$19,916	May 2015 – May 2018

HougangCentral	$6,500	Apr 2014 – Apr 2016

SCD Centre	$20,000	Aug 2016 – Aug 2019

Toa Payoh	$16,000	Apr 2015 – Mar 2018

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is currently a very limited public market for our common shares. Our common shares are listed on the OTC Pink Sheets at this time, but there have been no trades. Trading in stocks quoted on the OTC Pink Sheets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.

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

Number of Holders

As of June12, 2017, the 3,697,000 issued and outstanding shares of common stock were held by a total of 34 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended December 31, 2016. We have not paid any cash dividends since September 18, 2015 (inception) and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

As of June 12, 2017, the 3,697,000 issued and outstanding shares of common stock were held by a total of 34 shareholders of record.

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

Years ended December 31, 2016 and December 31, 2015

For the year ended December 31, 2016 we earned Dental Service Revenue of $6,543,428 compared to Dental Service Revenue of $4,905,241 for the year ended December 31, 2015. Cost of Services for the year ended December 31, 2016 were $5,673,813 resulting in a Gross Profit of $869,615, compared to Cost of Services for year ended December 31, 2015 of $3,781,246 resulting in a gross profit of $1,123,995. Dental service revenue for the year ended December 31, 2016 increased by $1,638,187 over the year ended December 31, 2015 due to additional clinics, increased activity, patient treatments and patients.

Operating expenses were $1,884,053 for the year ended December 31, 2016, compared to $1,356,764 for the year ended December 31, 2015, due to additional clinics, increased operations, patient treatments, professional fees and resulting overhead. Operating expenses for the year ended December 31, 2016 were comprised of $845,684 for rental, $384,287 for general and administrative expenses, $299,956 for professional fees, $236,711 for depreciation, and $117,415 for staff costs, compared to $561,167 for rental, $158,781 for general and administrative expenses, $408,413 for professional fees, $139,930 for depreciation, and $88,473 for staff costs for the year ended December 31, 2015.

For the year ended December 31, 2016, we had other income of $102,832 and interest expense of $8,404, compared to $149,894 in other income and $5,833 in interest expense during the year ended December 31, 2015. The decrease in other income was attributed to a gain on forgiveness of debt for the year ending December 31, 2015, that did not re-occur in the year ended December 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Years ended December 31, 2016 and December 31, 2015

Cash Flows

Our primary liquidity and capital requirements are for cost of services and administrative expenses. We fund our operations with cash generated from dental service revenue, capital contributions, and issuances of common stock.

Operating Activities

For the year ended December 31, 2016, net cash used in operating activities was $228,287. This negative cash flow related to our net loss of $920,010, adjusted for depreciation of $575,689, an increase in loss on disposal of equipment of $18,967, an increase in accounts receivable of $152,841, a decrease in other receivables of $69,000, an increase in prepaid expenses and deposits of $28,361, an increase in inventory of $29,062, an increase in accounts payable of $163,174, an increase in accrued and other payables of $72,703, and an increase in deferred revenue of $2,454.

This compared to net cash provided by operating activities during the year ended December 31, 2015 in the amount of $272,313.

The Company’s consolidated financial statements accompanying this report have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. As of December 31, 2016, the Company has accumulated deficit of $1,161,700 since inception and has a working capital deficiency of $1,120,357.

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

Investing Activities

For the year ended December 31, 2016, net cash used in investing activities was $438,226, compared to net cash of $361,286 used during the year ended December 31, 2015. The cash used for both periods was primarily driven by the cost of building and opening a total of four (4) dental clinics in Singapore during those periods, which resulted in an increase in the purchase of property, plant, and equipment for the year ended December 31, 2016.

Financing Activities

Net cash provided by financing activities was $620,243 for the year ended December 31, 2016. This was the result of issuance of shares for a total of $697,000, loans from related parties in the amount of $147,020, partially offset by the repayment of capital lease obligations in the amount of $223,777, loans from related parties in the amount of $581,503 and the repayment of capital lease obligations in the amount of $294,502, during the year ended December 31, 2015.

PLAN OF OPERATION

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

Recent Developments

Due to the continued consolidated losses experienced by the Company as the result of the losses of the Company’s wholly-owned subsidiary, Smile More Holdings Pte. Ltd., a Singaporean corporation (“Smile Central”), which included $232,769 for the fiscal year ended December 31, 2015, $801,760 for the fiscal year ended December 31, 2106, the Board of Directors of the Company believed it was in the best interests of the Company and its shareholders to dispose of Smile Central. In addition, the Company had provided Smile Central with over $600,000 in intra-company loans (the “Intra-Company Loan”).

The Company’s former majority shareholders, Eminent Healthcare Pte. Ltd. and Multi Care Pte. Ltd. (the “Majority Shareholders”), became shareholders of the Company in 2015 by exchanging all of the outstanding share capital of Smile Central (“Smile Shares”) for 3,000,000 shares of the Company’s common stock (the “Medico Shares”) and the Majority Shareholders desired to re-acquire the Smile Shares.

On June 5, 2017, the Company closed the transactions under the Share Exchange Agreement (“ Share Exchange Agreement”) by and between the Company, Eminent Healthcare Pte. Ltd., a Singaporean corporation, Multi Care Pte. Ltd., a Singaporean corporation, and Targeted Solutions Global Limited, a United Kingdom Private limited company, for the sale of all of the issued and outstanding ordinary shares of the Company’s 100% wholly-owned subsidiary, Smile More Holdings Pte. Ltd., a Singaporean corporation (the “Stock Purchase”). Prior to the closing of the Stock Purchase, Eminent Healthcare Pte. Ltd. and Multi Care Pte. Ltd. were the Company’s majority shareholders. Liew Min Hin, the Company’s former Chief Financial Officer and former member of the Board of Directors, owns 100% of Eminent Healthcare Pte. Ltd., and is the father of Dr. Daniel Liew, the Company’s former Chief Executive Officer and former member of the Board of Directors.

Pursuant to the Share Exchange Agreement, in consideration for transferring the Smile Shares to the Majority Shareholders and waiving the Intra-Company Loan, the Company received all of the rights, interests, claim and title in that certain US patent known as “Method for diagnosing malignancy in pelvic tumors”, US Patent No. 6,112,108 (the “Patent”), which Targeted Solutions Global Limited, a United Kingdom Private limited company (“TSG”) had the right and ability to deliver to the Company and in connection with the closing of the Share Exchange Agreement, Jiang Chun Yan was appointed as the CEO and sole member of the Company’s Board of Directors.

In addition, under the Share Exchange Agreement, TSG received from the Majority Shareholders the Medico Shares and the Majority Shareholders received $200,000 from TSG.

The effect of the transactions set forth in the Share Exchange Agreement is that commencing June 5, 2017 the Company will no longer own and operate dental clinics in Singapore but will focus its efforts in the area of cancer diagnostics tools in connection with the Patent.

Recent Developments

On March 7, 2017, the Company filed a Schedule 14C Information statement with the Securities and Exchange Commission in connection with the following action taken pursuant to the written consent of the shareholders holding a majority of the voting power of the Company’s issued and outstanding capital stock, dated as of February 28, 2017 (the “Written Consent”) authorizing the following:

Entry into a Stock Purchase Agreement dated February 28, 2017 (“Stock Purchase Agreement”), with Dr. Daniel Liew, the Company’s Chief Executive Office and a member of the Company’s Board of Directors, for the sale of all of the issued and outstanding ordinary shares of the Company’s 100% wholly-owned subsidiary, Smile More Holdings Pte. Ltd., a Singaporean corporation (the “Stock Purchase”).

The effect of the transactions set forth in the Stock Purchase Agreement is that the Company will no longer own and operate dental clinics in Singapore and will focus its efforts in the area of cancer diagnostics tools. The Company has purchased an ultrasound patent from Ramot University for Applied Research & Industrial Development Ltd. in Israel and is planning to develop the technology to diagnose malignancies in pelvic tumors. The company has also engaged Dr. Ron Tepper (phd), one of the investors of this patent, to help the company develop and bring the ultrasound diagnostics tools to market.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Medico International Inc.

We have audited the accompanying consolidated balance sheets of Medico International Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended. Medico International Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medico International Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Accell Audit & Compliance, P.A.

Tampa, Florida

June 16, 2017

4806 West Gandy Boulevard • Tampa, Florida 33611 • 813.440.6380

Medico International Inc.

Consolidated Financial Statements

As of and For the Years Ended December 31, 2016 and 2015

MEDICO INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015

ASSETS
Current Assets
Cash and cash equivalents	$287,754	$316,603
Accounts receivable	416,658	263,817
Other receivables	-	69,000
Prepaid expenses and deposits	222,084	193,723
Inventory	113,229	84,167
Total Current Assets	1,039,725	927,310
Property and equipment, net	1,037,656	993,968
TOTAL ASSETS	$2,077,381	$1,921,278

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$633,247	$470,073
Accrued and other payables	186,894	114,191
Due to related parties	1,150,316	1,003,296
Deferred revenue	2,454	-
Capital lease obligations - current	187,171	212,570
Total Current Liabilities	2,160,082	1,800,130
Capital lease obligations	177,083	175,343
TOTAL LIABILITIES	2,337,165	1,975,473

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 500,000,000 shares authorized, 3,697,000 and 3,000,000 shares issued and outstanding, respectively	3,697	3,000
Additional paid-in capital	867,424	171,121
Accumulated deficit	(1,161,700)	(241,690)
Accumulated other comprehensive gain	30,795	13,374
TOTAL STOCKHOLDERS' DEFICIT	(259,784)	(54,195)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,077,381	$1,921,278

See the notes to the consolidated financial statements

MEDICO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015

DENTAL SERVICE REVENUE, NET	$6,543,428	$4,905,241
COST OF SERVICES	5,673,813	3,781,246
GROSS PROFIT	869,615	1,123,995

OPERATING EXPENSES
Rental	845,684	561,167
General and administrative	384,287	158,781
Professional fees	299,956	408,413
Depreciation	236,711	139,930
Staff costs	117,415	88,473
Total Operating Expenses	1,884,053	1,356,764

LOSS FROM OPERATIONS	(1,014,438)	(232,769)

OTHER INCOME/(EXPENSE)
Other income	102,832	149,894
Interest expense	(8,404)	(5,833)
	94,428	144,061

LOSS BEFORE INCOME TAXES	(920,010)	(88,708)
Provision for income taxes	-	-

NET LOSS	$(920,010)	$(88,708)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	17,421	6,976
TOTAL COMPREHENSIVE LOSS	$(902,589)	$(81,732)

Basic and Diluted Loss per Common Share	$0.25	$(0.06)
Basic and Diluted Weighted Average Common Shares Outstanding	3,647,486	1,495,371

See the notes to the consolidated financial statements

MEDICO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

					Accumulated
	Common Stock		Additional		Other	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders' Deficit

Balance - December 31, 2014	907,320	$907	$-	$(152,982)	$6,398	$(145,677)
Adjustment on shares exchange	2,092,680	2,093	69,257	-	-	71,350
Loans forgiven by shareholder	-	-	101,864	-	-	101,864
Net loss	-	-	-	(88,708)	-	(88,708)
Foreign currency translation adjustments	-	-	-	-	6,976	6,976
Balance - December 31, 2015	3,000,000	3,000	171,121	(241,690)	13,374	(54,195)
Adjustment on shares exchange						-
Issuance of shares	697,000	697	696,303	-	-	697,000
Net loss	-	-	-	(920,010)	-	(920,010)
Foreign currency translation adjustments	-	-	-	-	17,421	17,421
Balance - December 31, 2016	3,697,000	$3,697	$867,424	$(1,161,700)	$30,795	$(259,784)

See the notes to the consolidated financial statements

MEDICO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(920,010)	$(88,708)
Adjustments to reconcile net loss to net cash from operating activities:
Bad debt	-	7,057
Depreciation	575,689	374,037
Loss on disposal of equipment	18,967	-
Changes in operating assets and liabilities:
Accounts receivable	(152,841)	(18,769)
Other receivables	69,000	(69,000)
Prepaid expenses and deposits	(28,361)	(91,405)
Inventory	(29,062)	(70,557)
Accounts payable	163,174	362,877
Accrued and other payables	72,703	(133,219)
Deferred revenue	2,454	-
Net cash (used in) provided by operating activities	(228,287)	272,313

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(438,226)	(361,286)
Net cash used in investing activities	(438,226)	(361,286)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares	697,000	-
Loans from related parties	147,020	581,503
Repayment of capital lease obligations	(223,777)	(294,502)
Net cash provided by financing activities	620,243	287,001

Effects on changes in foreign exchange rate	17,421	6,976

Net increase in cash and cash equivalents	(28,849)	205,004
Cash and cash equivalents - beginning of period	316,603	111,599
Cash and cash equivalents - end of period	$287,754	$316,603

Supplemental Cash Flow Disclosures
Cash paid for interest	$8,404	$5,833
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Equipment acquired under capital lease obligations	$198,264	$467,404
Loans forgiven by shareholder	$-	$101,864
Share exchange	$-	$71,350

See the notes to the consolidated financial statements

MEDICO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Nature of Operations

Medico International Inc. (the “Company” or “Medico”), a Nevada corporation, was formed by the owners and principals of Smile More Holdings Pte. Ltd., a Singaporean corporation (“Smile Central”), for the purpose of acting as the holding company for Smile Central and penetrating the U.S. financial markets. Smile Central owns six (6) dental clinics operating in Singapore. Smile Central’s operations were launched in January 2014 with three (3) clinics and in 2015, an additional two (2) clinics were opened. In 2016, one (1) additional dental clinic was opened. Smile Central plans to continue to expand its operations and create additional clinics in Singapore.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. We currently have no investments accounted for using the equity or cost methods of accounting.

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

Adjustments arising from such translations are included in accumulated other comprehensive gain in stockholders’ deficit.

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

Accounts Receivables

Accounts receivable consist primarily of receivables from provided services. Management determines the allowance for doubtful accounts based on customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. On a continuing basis, management analyzes delinquent receivables, and once these receivables are determined to be uncollectible, they are written off against an existing allowance account. As of December 31, 2016 and 2015, the Company has determined that an allowance for doubtful accounts is not necessary as all accounts are considered fully collectible.

Inventory

Inventory is stated at the lower of cost or market. Cost is computed using weighted average cost, which approximates actual cost, on a first-in, first-out basis. Inventory on hand is evaluated on an on-going basis to determine if any items are obsolete or in excess of future needs. Items determined to be obsolete are reserved for. The Company provides for the possible inability to sell its inventory by providing an excess inventory reserve. As of December 31, 2016 and 2015 the Company determined that no reserve was required.

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

Estimated useful lives for computers are 1 ~ 3 years and useful lives for dental equipment, furniture and fittings, office equipment and lab equipment are 3 ~ 5 years. Renovations are included at the lessor of useful life or the life of the lease.

Impairment or Disposal of Long-Lived Assets

The Company evaluates its long-lived assets whenever significant events or changes in circumstances occur that indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted future net cash flows from the operations to which the assets relate, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset. No such impairment was indicated at December 31, 2016 and 2015.

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

Advertising

Advertising costs are expensed as incurred. Advertising costs totaled $53,917 and $13,536 for the years ended December 31, 2016 and 2015, respectively.

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

Current and deferred income taxes are recognized as income or expenses in the consolidated statements of operations.

Recent Accounting Pronouncements

In December 2016, the Financial Accounting Standards Board (FASB) has issued ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” The amendments affect narrow aspects of the guidance issued in ASU 2014-09 including Loan Guarantee Fees, Contract Costs, Provisions for Losses on Construction-Type and Production-Type Contracts, Disclosure of Remaining Performance Obligations, Disclosure of Prior Period Performance Obligations, Contract Modifications, Contract Asset vs. Receivable, Refund Liability, Advertising Costs, Fixed Odds Wagering Contracts in the Casino Industry, and Costs Capitalized for Advisors to Private Funds and Public Funds. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements for FASB ASC Topic 606. Public entities should apply Topic 606 (and related amendments) for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently evaluating the potential impact that the adoption of this ASU may have on its consolidated financial statements.

Management has considered all recent accounting pronouncements issued. The Company's management believes that these other recent pronouncements will not have a material effect on the Company's consolidated financial statements.

Note 3: Going Concern

These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. As of December 31, 2016, the Company has an accumulated deficit of $1,161,700 since inception and has a working capital deficiency of $1,120,357.

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

Note 4: Property and Equipment

	December 31, 2016	December 31, 2015
Dental equipment	$1,057,544	$835,949
Renovation	755,217	525,341
Computer	68,003	60,190
Office equipment	19,258	20,539
Lab equipment	6,679	6,135
Furniture and fittings	3,218	530
	1,909,919	1,448,684
Less accumulated depreciation	(872,263)	(454,716)
	$1,037,656	$993,968

Depreciation expense of approximately $576,000 and $374,000 was recorded by the Company for the years ended December 31, 2016 and 2015, respectively. Approximately $339,000 and $234,000 is included in the cost of services and approximately $237,000 and $140,000 is included in operating expenses on the Company’s consolidated statements of operations for the years ended December 31, 2016 and 2015, respectively.

Note 5: Capital Leases

The Company leases dental equipment under non-cancellable capital lease arrangements. The terms of those capital leases vary from 3 to 5 years and annual interest rates vary from 3% to 7%.

As of December 31, 2016, the future minimum lease payments under finance leases are as follows:

2017	$196,782
2018	118,886
2019	69,589
Total	385,257
Amount representing interest payments	(21,003)
Present value of future minimum payments	364,254
Capital lease obligation, current portion	187,171
Capital lease obligation, long-term portion	$177,083

Note 6: Related Parties Transactions

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

During the years ended December 31, 2016 and 2015, the Company received net advances of $147,020 and $581,503 by the way of loans from various officers. As of December 31, 2016 and 2015, the Company was obligated to its officers for unsecured, non-interest bearing demand loans with balances totaling $1,150,316 and $1,003,296, respectively.

During the year ended December 31, 2015, one of the Company’s officers forgave $101,864 of expenses paid on behalf of the Company, which was recorded as additional paid in capital.

Note 7: Common Stock

During the year ended December 31, 2016, the Company issued 697,000 shares at $1.00 per share in connection with its registration statement resulting in proceeds of $697,000.

As of December 31, 2016 and 2015, 3,697,000 and 3,000,000 shares of common stock were issued and outstanding, respectively.

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

The provision for income taxes includes:

	2016	2015
Taxes – current	$-	$-
Taxes – deferred	-	-
Income tax expenses	$-	$-

The Company is subject to taxation in the United States and Singapore.

The provision for income taxes differs from the amounts which would be provided by applying the statutory income tax rate of 17% in Singapore and 34% in the United States to the net income (loss) before provision for income taxes for the following reasons:

	2016	2015
Computed at the statutory rate	$312,803	$30,161
Difference in rates in Singapore	(139,261)	(5,879)
Non-deductible expenses	-	-
Change in valuation allowance	(173,542)	(24,282)
Actual tax expense	$-	$-

Following are the details of deferred tax assets and its valuation allowance:

	December 31, 2016	December 31, 2015
Deferred tax assets
Net operating loss carry forwards	$1,161,700	$241,690
Deferred tax asset before valuation allowance	223,831	50,289
Valuation allowance
Beginning balance	(50,289)	(26,007)
Changes during the period	(173,542)	(24,282)
Ending balance	(223,831)	(50,289)
	$-	$-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

The Company has yet to file its tax return with the Inland Revenue Authority of Singapore for the year of assessment of 2016.

Due to the change in ownership provisions of the income tax laws of United States of America, net operating loss carry forwards of approximately $1,161,700, which expire commencing in fiscal 2035, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

Note 9: Commitments and Contingencies

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of December 31, 2016, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

The Company leases space for its dental clinics under non-cancelable operating leases. During the years ended December 31, 2016 and 2015, the Company paid rent expenses of $845,684 and $561,167, respectively.

As of December 31, 2016, the approximate future aggregate minimum lease payments under the non-cancellable operating leases were as follows:

2017	$790,578
2018	457,567
2019	110,592
$1,358,737

Note 10: Subsequent Events

On February 14, 2017, the Company entered into four lease agreements for property, plant, and equipment, which totaled $948,616 Singapore dollars ($655,494 USD). he Company agreed to make monthly payments in regards to these agreements, which end in January 2020.

Due to the continued consolidated losses experience by the Company as the result of the losses of the Company’s wholly-owned subsidiary, Smile More Holdings Pte. Ltd., a Singaporean corporation (“Smile Central”), the Board of Directors of the Company believed it was in the best interests of the Company and its shareholders to dispose of Smile Central. In addition, the Company had provided Smile Central with over $600,000 in intra-company loans (the “Intra-Company Loan”).

The Company’s former majority shareholders, Eminent Healthcare Pte. Ltd. and Multi Care Pte. Ltd. (the “Majority Shareholders”), became shareholders of the Company in 2015 by exchanging all of the outstanding share capital of Smile Central (“Smile Shares”) for 3,000,000 shares of the Company’s common stock (the “Medico Shares”) and the Majority Shareholders desired to re-acquire the Smile Shares.

On June 5, 2017, the Company closed the transactions under the Share Exchange Agreement (“ Share Exchange Agreement”) by and between the Company, Eminent Healthcare Pte. Ltd., a Singaporean corporation, Multi Care Pte. Ltd., a Singaporean corporation, and Targeted Solutions Global Limited, a United Kingdom Private limited company, for the sale of all of the issued and outstanding ordinary shares of the Company’s 100% wholly-owned subsidiary, Smile More Holdings Pte. Ltd., a Singaporean corporation (the “Stock Purchase”). Prior to the closing of the Stock Purchase, Eminent Healthcare Pte. Ltd. and Multi Care Pte. Ltd. were the Company’s majority shareholders. Liew Min Hin, the Company’s former Chief Financial Officer and former member of the Board of Directors, owns 100% of Eminent Healthcare Pte. Ltd., and is the father of Dr. Daniel Liew, the Company’s former Chief Executive Officer and former member of the Board of Directors.

Pursuant to the Share Exchange Agreement, in consideration for transferring the Smile Shares to the Majority Shareholders and waiving the Intra-Company Loan, the Company received all of the rights, interests, claim and title in that certain US patent known as “Method for diagnosing malignancy in pelvic tumors”, US Patent No. 6,112,108 (the “Patent”), which Targeted Solutions Global Limited, a United Kingdom Private limited company (“TSG”) had the right and ability to deliver to the Company and in connection with the closing of the Share Exchange Agreement, Jiang Chun Yan was appointed as the CEO and sole member of the Company’s Board of Directors.

In addition, under the Share Exchange Agreement, TSG received from the Majority Shareholders the Medico Shares and the Majority Shareholders received $200,000 from TSG.

The effect of the transactions set forth in the Share Exchange Agreement is that commencing June 5, 2017 the Company will no longer own and operate dental clinics in Singapore but will focus its efforts in the area of cancer diagnostics tools in connection with the Patent.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), in connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2016.

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

Our management assessed our internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On June 5, 2017, the Company closed the transactions under the Share Exchange Agreement (“ Share Exchange Agreement”) by and between the Company, Eminent Healthcare Pte. Ltd., a Singaporean corporation, Multi Care Pte. Ltd., a Singaporean corporation, and Targeted Solutions Global Limited, a United Kingdom Private limited company, for the sale of all of the issued and outstanding ordinary shares of the Company’s 100% wholly-owned subsidiary, Smile More Holdings Pte. Ltd., a Singaporean corporation (the “Stock Purchase”).

Pursuant to the Share Exchange Agreement, in consideration for transferring the Smile Shares to the Majority Shareholders and waiving the Intra-Company Loan, the Company received all of the rights, interests, claim and title in that certain US patent known as “Method for diagnosing malignancy in pelvic tumors”, US Patent No. 6,112,108 (the “Patent”), which Targeted Solutions Global Limited, a United Kingdom Private limited company (“TSG”) had the right and ability to deliver to the Company and in connection with the closing of the Share Exchange Agreement, Jiang Chun Yan was appointed as the CEO and sole member of the Company’s Board of Directors.

In addition, under the Share Exchange Agreement, TSG received from the Majority Shareholders the Medico Shares and the Majority Shareholders received $200,000 from TSG.

The effect of the transactions set forth in the Share Exchange Agreement is that commencing June 5, 2017 the Company will no longer own and operate dental clinics in Singapore but will focus its efforts in the area of cancer diagnostics tools in connection with the Patent.

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

Name	Age	Positions Held	Date of Appointment
Jiang Chun Yan	34	Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, Member of the Board of Directors	June 5, 2017

(c) Identification of certain significant employees.

The Company currently does not have any employees.

(d) Family relationships. None.

(e) Business experience

Jiang Chun Yan - Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, Member of the Board of Directors

Jiang Chun Yan holds an MBA. He completed his studies at the University of Shanghai in 2010. He worked as a manager at Shindo Industries in South Korea from 2011 until 2016. He spent 2016 and 2017 looking for new opportunities prior to becoming an officer and director of the Company.

(f) Involvement in certain legal proceedings.

None of the Company’s executive officers or directors have been involved in any legal proceedings during the past five (5) years.

(g) Promoters and control persons.

As a result of the Stock Purchase Agreement, Targeted Solutions Global Limited, a United Kingdom Private limited company (“TSG”), owns 3,000,000 shares of the Company’s common stock, which represents 81.14% of the total shares issued and outstanding. Therefore, TSG is a controlling shareholder of the Company. TSG has not been a party to any legal proceedings at any time during the past five (5) years.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of June 5, 2017 (after giving effect to the transactions under the Stock Purchase Agreement) by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of beneficial owner	Amount and nature of beneficial ownership(1)	Percent of class
Common Stock	Targeted Solutions Global Limited The Bristol Office, 2nd Fl., 5 High Street, Westbury on Trym [Bristol, United Kingdom	3,000,000	81.14%

Common Stock	Jiang Chun Yan (2) The Bristol Office, 2nd Fl., 5 High Street, Westbury on Trym Bristol, United Kingdom	-0-	0%

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

As of June 12, 2017, there were 3,697,000 shares of our common stock issued and outstanding.

(2) Jiang Chun Yan was appointed an officer and director of the Company effective June 5, 2017.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

On September 19, 2015, we issued a total of 3,000,000 shares of common stock pursuant to the Share Exchange Agreement entered into among us, Eminent Healthcare Pte. Ltd. and Multi Care Pte. Ltd., which were the owners of Smile More Holdings Pte. Ltd. Pursuant to the Share Exchange Agreement, we agreed to issue 3,000,000 shares of our common stock in exchange for all of the issued and outstanding shares of capital stock of Smile More Holdings Pte. Ltd. (“Smile Shares”), 30% of which was owned by Eminent Healthcare Pte. Ltd. and 70% of which was owned by Multi Care Pte. Ltd. Our former CFO, Liew Min Hin, owns 100% of Eminent Healthcare Pte. Ltd. The shares were issued pursuant to Section 4(2) of the Securities Act and are restricted shares as defined in the Securities Act. As part of the Stock Purchase Agreement, the Company transferred the Smile Shares to Eminent Healthcare Pte. Ltd. and Multi Care Pte. Ltd.

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

During the years ended December 31, 2016 and 2015, the Company received net advances of $147,020 and $581,503 by the way of loans from various officers. As of December 31, 2016 and 2015, the Company was obligated to its officers for unsecured, non-interest bearing demand loans with balances totaling $1,150,316 and $1,003,296, respectively.

During the year ended December 31, 2015, one of the Company’s officers forgave $101,864 of expenses paid on behalf of the Company, which was recorded as additional paid in capital.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed by our independent auditors, Accell Audit & Compliance, P.A., for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2016 and 2015 are provided below.

Fee Category	Year Ended December 31, 2016	Year Ended December 31, 2015

Audit Fees	$34,500	$21,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$34,500	$21,500

Audit committee policies & procedures

The company does not currently have a standing audit committee. The above services were approved by the company’s Board of Directors.

PART IV

Item 15. Exhibits

The following exhibits are included as part of this report by reference:

10.1

Share Exchange Agreement, dated May 29, 2017, by and between the Medico International Inc., Eminent Healthcare Pte. Ltd., a Singaporean corporation, Multi Care Pte. Ltd., a Singaporean corporation, and Targeted Solutions Global Limited, a United Kingdom Private limited company.

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

MEDICO INTERNATIONAL INC.

Dated June 19, 2017	By:	/s/ Jiang Chun Yan
	Name:	Jiang Chun Yan
	Title:	Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer), and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jiang Chun Yan	Chief Executive Officer, Chief Financial Officer, and Director	June 19, 2017
Jiang Chun Yan

