Form 10-Q
period 2017-03-31
Medico International Inc.
filed 2018-02-26
CIK 1658432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 333-208050

MEDICO INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Nevada	37-1793037
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

187 E. Warm Springs Road, Suite B273, Las Vegas, NV	89119
(Address of principal executive offices)	(Zip Code)

(732) 383-9118
(Registrant’s telephone number, including area code)

__________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ YES   ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ YES   ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES   ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ YES   ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

3,697,000 common shares issued and outstanding as of January 9, 2018

 FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDICO INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$313,270	$287,754
Accounts receivable, net	441,851	416,658
Prepaid expenses and deposits	247,283	222,084
Inventory	98,995	113,229
Total Current Assets	1,101,399	1,039,725
Property and equipment, net	952,074	1,037,656
TOTAL ASSETS	$2,053,473	$2,077,381

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$533,545	$633,247
Accrued and other payables	157,372	186,894
Due to related parties	946,552	1,150,316
Deferred revenue	619	2,454
Loans payable - current	224,578	-
Capital lease obligations - current	68,481	187,171
Total Current Liabilities	1,931,147	2,160,082
Loans payable, less current	388,086	-
Capital lease obligations, less current	114,099	177,083
TOTAL LIABILITIES	2,433,332	2,337,165

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 500,000,000 shares authorized, 3,697,000 shares issued and outstanding	3,697	3,697
Additional paid-in capital	867,424	867,424
Accumulated deficit	(1,281,274)	(1,161,700)
Accumulated other comprehensive gain	30,294	30,795
TOTAL STOCKHOLDERS' DEFICIT	(379,859)	(259,784)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,053,473	$2,077,381

See the notes to the unaudited consolidated financial statements

MEDICO INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2017	2016

DENTAL SERVICE REVENUE, NET	$1,734,915	$1,373,554
COST OF SERVICES	1,192,687	1,195,720
GROSS PROFIT	542,228	177,834

OPERATING EXPENSES
Rental	210,515	191,115
Staff costs	199,077	28,953
General and administrative	155,387	35,545
Depreciation	57,411	43,957
Professional fees	32,354	96,673
Total Operating Expenses	654,744	396,243

LOSS FROM OPERATIONS	(112,516)	(218,409)

OTHER INCOME/(EXPENSE)
Other income	1,725	21,548
Interest expense	(8,783)	(2,203)
	(7,058)	19,345

LOSS BEFORE INCOME TAXES	(119,574)	(199,064)
Provision for income taxes	-	-

NET LOSS	$(119,574)	$(199,064)

OTHER COMPREHENSIVE GAIN (LOSS)
Foreign currency translation adjustments	(501)	33,764
TOTAL COMPREHENSIVE LOSS	$(120,075)	$(165,300)

Basic and Diluted Loss per Common Share	$(0.03)	$(0.06)
Basic and Diluted Weighted Average Common Shares Outstanding	3,697,000	3,490,198

See the notes to the unaudited consolidated financial statements

MEDICO INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(119,574)	$(199,064)
Adjustments to reconcile net loss to net cash from operating activities:
Bad debt	9,165	-
Depreciation	153,139	123,883
Changes in operating assets and liabilities:
Accounts receivable	(34,358)	(54,226)
Other receivables	-	69,000
Prepaid expenses and deposits	(25,199)	(106,502)
Inventory	14,234	1,380
Accounts payable	(99,702)	28,158
Accrued and other payables	(29,522)	(16,595)
Deferred revenue	(1,835)	-
Net cash used in operating activities	(133,652)	(153,966)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(4,914)	-
Sales of property and equipment	3,158	-
Net cash used in investing activities	(1,756)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares	-	697,000
Proceeds from loans payable	621,544	-
Repayment of loans payable	(17,265)	-
Repayment of due to related parties	(203,764)	(388,549)
Repayment of capital lease obligations	(192,130)	(46,383)
Net cash provided by financing activities	208,385	262,068

Effects on changes in foreign exchange rate	(47,461)	(7,498)

Net increase in cash and cash equivalents	25,516	100,604
Cash and cash equivalents - beginning of period	287,754	316,603
Cash and cash equivalents - end of period	$313,270	$417,207

Supplemental Cash Flow Disclosures
Cash paid for interest	$8,783	$2,203
Cash paid for income taxes	$-	$-

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

Financial Statements Presented

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the Securities and Exchange Commission on June 19, 2017.

Certain reclassifications have been made to the prior period’s consolidated financial statements to conform to the current period’s presentation.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with U.S. GAAP on the accrual basis of accounting. The consolidated financials consist of Medico International Inc. and its 7 subsidiaries, Smile Central Dental Group (the “Group”) consists of five entities under common control: Smile Central Dental Aljunied Ptd Ld.; Smile Central Dental Hougang Ptd Ltd.; Smile Central Dental Hougang Central Pte Ltd; Smile Central Dental Jurong Ptd Ltd.; Smile Central Dental Toa Payoh Ptd Ltd.; Smile More Holdings Ptd Ltd. and, Smile Central Dental Centre Pte Ltd. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable consist primarily of receivables from provided services. Management determines the allowance for doubtful accounts based on customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. On a continuing basis, management analyzes delinquent receivables, and once these receivables are determined to be uncollectible, they are written off against an existing allowance account. As of March 31, 2017, and December 31, 2016 the Company recorded an allowance for doubtful accounts of $9,165 and $0, respectively.

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

Impairment or Disposal of Long-Lived Assets

The Company evaluates its long-lived assets whenever significant events or changes in circumstances occur that indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted future net cash flows from the operations to which the assets relate, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset. No such impairment was indicated at March 31, 2017 and December 31, 2016.

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

Advertising

Advertising costs are expensed as incurred. Advertising costs totaled $14,694 for the three months ended March 31, 2017. Advertising costs were immaterial for the three months ended March 31, 2016, respectively.

Recent Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”). Topic 606 removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. In August 2015, ASU 2015-14 was issued which delayed the effective date for public entities to reporting periods beginning after December 15, 2017. Early adoption is not permitted.

Management has reviewed the impact of the accounting pronouncement on its financial statements. Management has reviewed the new standards, which consists of: (i) identifying contracts with customers; (ii) identifying performance obligations; (iii) determining the transaction price, (iv) allocating transaction prices to the performances met in the contract, and (v) recognizing revenue when the Company satisfies its performance obligation. Based on management’s review of ASU 2014-09, the Company determined the pronouncement will have no significant impact on its financial statements and financial statement disclosure. The determination was based on the Company’s future strategic business plans, which involve disposing of all revenue generating activities prior to the inception of the new accounting pronouncement.

Note 3: Going Concern

These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. As of March 31, 2017, the Company has an accumulated deficit of $1,281,274 since inception and has a working capital deficiency of $829,748.

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

Note 4: Property and Equipment

	March 31,	December 31,
	2017	2016
Dental equipment	$1,094,766	$1,057,544
Renovation	782,423	755,217
Computer	70,655	68,003
Office equipment	23,193	19,258
Lab equipment	6,920	6,679
Furniture and fittings	3,450	3,218
	1,981,407	1,909,919
Less accumulated depreciation	(1,029,333)	(872,263)
	$952,074	$1,037,656

Depreciation expense of $153,139 and $123,883 was recorded by the Company for the three months ended March 31, 2017 and 2016, respectively. $95,728 and $79,926 is included in the cost of services and $57,411 and $43,957 is included in operating expenses on the Company’s consolidated statements of operations for the three months ended March 31, 2017 and 2016, respectively.

Note 5: Loans payable

On February 6, 2017, the Company borrowed an aggregate amount of $621,544 (Singapore dollar (“SGD”) 880,000). The Company is required to make monthly principal and interest payments of $17,265 (SGD26,351) for a period of 36 months through January 2020.

During the three months ended March 31, 2017, the Company repaid $17,265. At March 31, 2017 and December 31, 2016, loans payable included in current liabilities were $224,578 and $0, respectively, and loans payable included in long-term liabilities were $388,086 and $0, respectively. Interest expenses for the three months ended March 31, 2017 amounted to $1,347.

Note 6: Capital Leases

The Company leases dental equipment under non-cancellable capital lease arrangements. The terms of those capital leases vary from 3 to 5 years and annual interest rate vary from 3% to 7%.

As of March 31, 2017, the future minimum lease payments under finance leases are as follows:

2017	$54,827
2018	73,102
2019	66,975
Total	194,904
Amount representing interest payments	(12,324)
Present value of future minimum payments	182,580
Capital lease obligation, current portion	68,481
Capital lease obligation, long-term portion	$114,099

Note 7: Commitments and Contingencies

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with Financial Accounting Standards Board (“FASB”) 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of March 31, 2017, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

The Company leases space for its dental clinics under non-cancelable operating leases. During the three months ended March 31, 2017 and 2016, the Company paid rent expenses of $210,515 and $191,115, respectively.

As of March 31, 2017, the approximate future aggregate minimum lease payments under the non-cancellable operating leases were as follows:

2017	$592,934
2018	457,567
2019	110,592
Total	$1,161,093

Note 8: Related Party Transactions

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

During the three months ended March 31, 2017, the Company repaid a net amount of $203,764 to reduce advances and loans from various officers. As of March 31, 2017 and December 31, 2016, the Company was obligated to its officers for unsecured, non-interest bearing demand loans with balances totaling $946,552 and $1,150,316, respectively.

Note 9: Subsequent events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us”, “our” and "Medico" mean Medico International Inc., and our wholly owned subsidiaries, Smile Central Dental Aljunied Ptd Ld.; Smile Central Dental Hougang Ptd Ltd.; Smile Central Dental Hougang Central Pte Ltd; Smile Central Dental Jurong Ptd Ltd.; Smile Central Dental Toa Payoh Ptd Ltd.; Smile More Holdings Ptd Ltd. and, Smile Central Dental Centre Pte Ltd., unless otherwise indicated.

General Overview

Medico International Inc. was incorporated in the State of Nevada on September 18, 2015. Our company was formed and organized for the purposes of acting as the holding company for Smile More Holding Pte. Ltd., a private Singapore corporation (referred to herein as “Smile Central”) engaged in the dental industry. Due to continued consolidated losses experienced by our company as a result of the losses of Smile Central, our board of directors believed it was in the best interests of our company and our shareholders to dispose of Smile Central.

Our company’s former majority shareholders, Eminent Healthcare Pte. Ltd. and Multi Care Pte. Ltd. (the “Majority Shareholders”), became shareholders of our company in 2015 by exchanging all of the outstanding share capital of Smile Central (“Smile Shares”) for 3,000,000 shares of our company’s common stock (the “Medico Shares”) and the Majority Shareholders desired to re-acquire the Smile Shares.

On June 5, 2017, we closed the transactions under the Share Exchange Agreement (“ Share Exchange Agreement”) by and between our company, Eminent Healthcare Pte. Ltd., a Singaporean corporation, Multi Care Pte. Ltd., a Singaporean corporation, and Targeted Solutions Global Limited, a United Kingdom Private limited company, for the sale of all of the issued and outstanding ordinary shares of our company’s 100% wholly-owned subsidiary, Smile More Holdings Pte. Ltd., a Singaporean corporation (the “Stock Purchase”). Prior to the closing of the Stock Purchase, Eminent Healthcare Pte. Ltd. and Multi Care Pte. Ltd. were our company’s majority shareholders. Liew Min Hin, our former Chief Financial Officer and former member of the Board of Directors, owns 100% of Eminent Healthcare Pte. Ltd., and is the father of Dr. Daniel Liew, our former Chief Executive Officer and former member of the Board of Directors.

Pursuant to the Share Exchange Agreement, in consideration for transferring the Smile Shares to the Majority Shareholders and waiving the Intra-Company Loan, our company received all of the rights, interests, claim and title in that certain US patent known as “Method for diagnosing malignancy in pelvic tumors”, US Patent No. 6,112,108 (the “Patent”), which Targeted Solutions Global Limited, a United Kingdom Private limited company (“TSG”) had the right and ability to deliver to our company and in connection with the closing of the Share Exchange Agreement, Jiang Chun Yan was appointed as the CEO and sole member of our company’s Board of Directors.

In addition, under the Share Exchange Agreement, TSG received from the Majority Shareholders the Medico Shares and the Majority Shareholders received $200,000 from TSG.

The effect of the transactions set forth in the Share Exchange Agreement is that commencing June 5, 2017 our company will no longer own and operate dental clinics in Singapore but will focus its efforts in the area of cancer diagnostics tools in connection with the Patent.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

Three months ended March 31, 2017 compared to three months ended March 31, 2016.

	Three months ended March 31, 2017	Three months ended March 31, 2016
Revenue	$1,734,915	$1,373,554
Operating expenses	$654,744	$396,243
Net loss	$(119,574)	$(199,064)

We generated revenues of $1,734,915 for the three months ended March 31, 2017, compared to revenues of $1,373,554 for the same period in 2016. The increase in revenue was attributable to additional clinics, increased activity, and additional patient treatments.

Our operating expenses, for the three months ended March 31, 2017 were $654,744 compared to $396,243 for the same period in 2016. The increase in operating expenses was primarily as a result of an increase in staff costs of $170,124 and General and administrative of $119,842 due to additional clinics, activity and patient treatments.

We incurred a net loss of $119,574 and $199,064 for the three months ended March 31, 2017 and March 31, 2016, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of March 31, 2017 and December 31, 2016, respectively.

Working Capital

	As at March 31, 2017	As at December 31, 2016
Cash	$313,270	$287,754
Total current assets	$1,101,399	$1,039,725
Total current liabilities	$1,931,147	$2,160,082
Working capital (deficit)	$(829,748)	$(1,120,357)

Cash Flows

	Three Months ended March 31, 2017	Three Months ended March 31, 2016
Net cash used in operating activities	$(133,652)	$(153,966)
Net cash used in investing activities	$(1,756)	$-
Net cash provided by financing activities	$208,385	$262,068
Increase in cash	$25,516	$100,604

As at March 31, 2017, our company’s cash balance was $313,270 and total assets were $2,053,473. As at December 31, 2016, our company’s cash balance was $287,754 and total assets were $2,077,381.

As at March 31, 2017, our company had total liabilities of $2,433,332, compared with total liabilities of $2,337,165 as at December 31, 2016.

As at March 31, 2017, our company had working capital deficiency of $829,748 compared with working capital deficiency of $1,120,357 as at December 31, 2016. The decrease in working capital deficiency was primarily attributed to a decrease in accounts payable of $99,702, due to related parties of $203,764 and capital lease obligation – current of $118,690 offset by an increase in loans payable - current of $224,578.

Cash Flow from Operating Activities

During the three months ended March 31, 2017, our company used $136,652 in cash from operating activities, compared to $153,966 cash used in operating activities during the three months ended March 31, 2016. The cash used from operating activities for the three months ended March 31, 2017 was attributed to a net loss of $119,574, offset by depreciation of $153,139 and bad debt of $9,165, and decreased by a net increase in change of operating assets and liabilities of $176,381.

Cash Flow from Investing Activities

During the three months ended March 31, 2017, our company used $4,914 for purchase of property and received $3,158 from sale of property and equipment in investing activities compared to $0 used in investing activities during the three months ended March 31, 2016.

Cash Flow from Financing Activities

During the three months ended March 31, 2017 our company received $208,385 from financing activities compared to $262,068 received from financing activities during the three months ended March 31, 2016. The cash flow for financing activities for the three months ended March 31, 2017, was a result of proceeds from loans payable of $621,544 and repayment of loans payable of $17,265, repayment of due to related parties of $203,764 and repayment of capital lease obligations of $192,130.

The report of our auditors on our audited consolidated financial statements for the fiscal year ended December 31, 2016, contains a going concern qualification as we have suffered losses since our inception. We have not attained profitable operations and are dependent upon obtaining financing to pursue our business operations. For these reasons, our auditors stated in their report on our audited consolidated financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, and capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with U.S. GAAP on the accrual basis of accounting. The consolidated financials consist of Medico International Inc. and its 7 subsidiaries, Smile Central Dental Group (the “Group”) consists of five entities under common control: Smile Central Dental Aljunied Ptd Ld.; Smile Central Dental Hougang Ptd Ltd.; Smile Central Dental Hougang Central Pte Ltd; Smile Central Dental Jurong Ptd Ltd.; Smile Central Dental Toa Payoh Ptd Ltd.; Smile More Holdings Ptd Ltd. and, Smile Central Dental Centre Pte Ltd. All significant inter-company accounts and transactions have been eliminated in consolidation.

Functional Currency

Our company's functional currency is the Singapore Dollar and reporting currency is the U.S. dollar. All transactions initiated in Singapore Dollars are translated into U.S. dollars in accordance with Accounting Standards Codification (“ASC”) 830-30, "Translation of Financial Statements," as follows:

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

Our company maintains our cash accounts primarily with banks located in Singapore and they are all denominated in Singapore dollar.

Accounts Receivable

Accounts receivable consist primarily of receivables from provided services. Management determines the allowance for doubtful accounts based on customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. On a continuing basis, management analyzes delinquent receivables, and once these receivables are determined to be uncollectible, they are written off against an existing allowance account. As of March 31, 2017, and December 31, 2016 our company recorded an allowance for doubtful accounts of $9,165 and $0, respectively.

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

Impairment or Disposal of Long-Lived Assets

Our company evaluates its long-lived assets whenever significant events or changes in circumstances occur that indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted future net cash flows from the operations to which the assets relate, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset. No such impairment was indicated at March 31, 2017 and December 31, 2016.

Fair Value of Financial Instruments Estimates

Our company’s financial instruments including accounts receivable, accounts payable, accrued and other payables and due to related parties are carried at cost, which approximates fair value due to the short-term maturity of these instruments. The recorded value of our company’s long-term debt approximates its fair value as it bears interest at a floating rate.

Concentrations of Credit Risk

Financial instruments that potentially subject our company to a significant concentration of credit risk include cash. At times, our company maintains deposits in federally insured financial institutions in excess of federally insured limits. Management monitors the credit rating and concentration of risk with these financial institutions on a continuing basis to mitigate risk.

Taxes Collected and Remitted to Governmental Authorities

Our company reports taxes collected from customers, which are primarily goods and service tax, on a net basis.

Revenue Recognition

Revenues are recognized when services are rendered, amounts are reliably measurable, and collectability is assured. Revenue is presented, net of goods and services tax, rebates and discounts.

Advertising

Advertising costs are expensed as incurred. Advertising costs totaled $14,694 for the three months ended March 31, 2017. Advertising costs were immaterial for the three months ended March 31, 2016, respectively.

Recent Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations. Our company regularly reviews and analyses the recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_______

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICO INTERNATIONAL INC.
(Registrant)

Dated: February 26, 2018	/s/ Jiang Chun Yan
Jiang Chun Yan
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

