Form 10-Q
period 2017-06-30
Medico International Inc.
filed 2018-11-19
CIK 1658432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 333-208050

MEDICO INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Nevada	37-1793037
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

187 E. Warm Springs Road, Suite B273, Las Vegas, NV	89119
(Address of principal executive offices)	(Zip Code)

(732) 383-9118

(Registrant’s telephone number, including area code)

____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES  ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES  ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.☐ YES  ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

3,697,000 common shares issued and outstanding as of November 19, 2018

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDICO INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Prepaid expenses and deposits	$-	$250
Assets from discontinued operations	-	2,077,131
Total Current Assets	-	2,077,381
TOTAL ASSETS	$-	$2,077,381

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$37,619	$17,123
Due to related parties	417,336	406,947
Liabilities from discontinued operations	-	1,913,095
Total Current Liabilities	454,955	2,337,165
TOTAL LIABILITIES	454,955	2,337,165

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 500,000,000 shares authorized, 3,697,000 shares issued and outstanding	3,697	3,697
Additional paid-in capital	867,424	867,424
Accumulated deficit	(1,326,076)	(1,161,700)
Accumulated other comprehensive gain	-	30,795
TOTAL STOCKHOLDERS' DEFICIT	(454,955)	(259,784)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$2,077,381

See the notes to the unaudited consolidated financial statements

MEDICO INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	183	96	2,830	96
Professional fees	22,211	20,830	28,305	73,924
Total Operating Expenses	22,394	20,926	31,135	74,020

LOSS FROM OPERATIONS	(22,394)	(20,926)	(31,135)	(74,020)

LOSS BEFORE INCOME TAXES	(22,394)	(20,926)	(31,135)	(74,020)
Provision for income taxes	-	-	-	-
LOSS FROM CONTINUING OPERATION	(22,394)	(20,926)	(31,135)	(74,020)

DISCONTNUED OPERATIONS
Gain (Loss) from discontinued operations	52,399	(8,618)	(55,803)	(154,588)
Loss on disposal of subsidiaries	(77,438)	-	(77,438)	-
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFITS	(25,039)	(8,618)	(133,241)	(154,588)

NET LOSS	$(47,433)	$(29,544)	$(164,376)	$(228,608)

OTHER COMPREHENSIVE GAIN (LOSS)
Foreign currency translation adjustments	37,587	3,779	37,086	37,543
TOTAL COMPREHENSIVE LOSS	$(9,846)	$(25,765)	$(127,290)	$(191,065)

Basic and Diluted Loss per Common Share	$(0.02)	$(0.01)	$(0.04)	$(0.06)
Basic and Diluted Weighted Average Common Shares Outstanding	3,000,000	3,697,000	3,697,000	3,593,599

See the notes to the unaudited consolidated financial statements

MEDICO INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(164,376)	$(228,608)
Adjustments to reconcile net loss to net cash from operating activities:
Bad debt	6,566	-
Depreciation	216,279	250,411
Loss on disposal of subsidiaries	14,606	-
Changes in operating assets and liabilities:
Accounts receivable	(738,576)	(200,444)
Other receivables	-	69,000
Prepaid expenses and deposits	(10,604)	(256,634)
Inventory	117,357	(6,181)
Accounts payable	532,370	23,445
Accrued and other payables	(71,957)	25,888
Deferred revenue	(6,428)	-
Net cash used in operating activities	(104,763)	(323,123)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(22,647)	(20,147)
Sales of property and equipment	3,158	-
Sales of investment in subsidiary	(359,066)	-
Net cash used in investing activities	(378,555)	(20,147)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares	-	697,000
Proceeds from loans payable	630,432	-
Repayment of loans payable	(70,047)	-
Loans from related parties	10,389	-
Repayment of due to related parties	(179,072)	(330,103)
Repayment of capital lease obligations	(210,197)	(101,718)
Net cash provided by financing activities	181,505	265,179

Effects on changes in foreign exchange rate	14,059	(8,491)

Net change in cash and cash equivalents	(287,754)	(86,582)
Cash and cash equivalents - beginning of period	287,754	316,603
Cash and cash equivalents - end of period	$-	$230,021

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$4,245
Cash paid for income taxes	$-	$-

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

On June 5, 2017, the Company sold of all of the issued and outstanding ordinary shares of the Company’s 100% wholly-owned subsidiary, Smile More Holdings Pte. Ltd., a Singaporean corporation. The Company is currently reviewing and revising its future business plans. To date, the Company has not yet identified its future business plans.

Financial Statements Presented

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2017, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the Securities and Exchange Commission on June 19, 2017.

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

Recent Accounting Pronouncements

In September 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Both of the below entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

In May 2014, the FASB issued some accounting standards update which modifies the requirements for identifying, allocating, and recognizing revenue related to the achievement of performance conditions under contracts with customers. This update also requires additional disclosure related to the nature, amount, timing, and uncertainty of revenue that is recognized under contracts with customers. This guidance is effective for fiscal and interim periods beginning after December 15, 2017 and is required to be applied retrospectively to all revenue arrangements. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

Note 3: Going Concern

These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. As of June 30, 2017, the Company has an accumulated deficit of $1,326,076 since inception and has a working capital deficiency of $454,955.

On June 5, 2017, the Company sold of all of the issued and outstanding ordinary shares of the Company’s 100% wholly-owned subsidiary, Smile More Holdings Pte. Ltd., a Singaporean corporation.

Management's plans include raising capital through the equity markets to fund operations and eventually, generating profit through new business ventures, yet to be identified by management; however, there can be no assurance that the Company will be successful in such activities. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classifications of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4: Disposal of Subsidiaries

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

Pursuant to the share exchange agreement, the Company transferred all of the subsidiary shares to the purchaser and released the Subsidiary from the intra-Company loan of $965,866.

During the six months ended June 30, 2017, the Company recorded a loss on disposal of $77,438. The Company has no continuing involvement in the operations of Smile More Holdings. The disposal of Smile more Holdings qualified as a discontinued operation of the Company and accordingly, the Company has excluded results of Smile More Holdings’ operations from its Statements of Operations and Comprehensive Loss to present this business in discontinued operations.

The following table shows the results of operations of Smile More Holdings for the three and six months ended June 30, 2017 and 2016 which are included in the loss from discontinued operations:

	Three Months Ended
	June 30,
	2017	2016

Dental Service Revenue, net	$1,330,804	$1,761,664
Cost of Services	864,375	1,399,846
Gross profit	466,429	361,818
General and administrative	107,197	97,181
Professional fees	1,894	44,539
Rental	219,162	184,640
Staff costs	135,270	20,583
Depreciation	36,883	48,435
Operating loss	(33,977)	(33,560)
Other income	93,439	26,984
Interest expense	(5,747)	(2,042)
Income benefit	(1,316)	-
Loss from discontinued operations, net of tax	$52,399	$(8,618)

	Six Months Ended
	June 30,
	2017	2016

Dental Service Revenue, net	$3,065,719	$3,135,218
Cost of Services	2,057,063	2,595,566
Gross profit	1,008,656	539,652
General and administrative	259,937	132,726
Professional fees	28,154	88,118
Rental	429,677	375,755
Staff costs	334,347	49,536
Depreciation	94,294	92,392
Operating loss	(137,753)	(198,875)
Other income	95,164	48,532
Interest expense	(14,530)	(4,245)
Income benefit	1,316	-
Loss from discontinued operations, net of tax	$(55,803)	$(154,588)

The following table shows the carrying amounts of the major classes of assets and liabilities associated with Smile More Holdings as of the June 5, 2017.

June 5,
2017
Cash and cash equivalents	$359,066
Accounts receivable	1,175,394
Prepaid expenses and deposits	247,086
Supplies	100,177
Property and equipment, net	887,360
Accounts payable	(1,168,613)
Accrued and other payables	(122,958)
Due to related parties	(597,259)
Loans payable	(565,938)
Capital lease obligations	(168,996)
Net assets and liabilities	145,319
Accumulated other comprehensive loss	(67,881)
Loss on disposal	$77,438

The following table summarizes the carrying amounts of the assets and liabilities from discontinued operations,

	June 30,	December 31,
	2017	2016
Assets held for sale
Cash and cash equivalents	$-	$287,754
Accounts receivable	-	416,658
Prepaid expenses and deposits	-	222,084
Inventory	-	113,229
Property and equipment, net	-	1,037,656
Total assets held for sale	$-	$2,077,381

Liabilities held for sale
Accounts payable	$-	$616,124
Accrued and other payables	-	186,894
Due to related parties	-	743,369
Deferred revenue	-	2,454
Capital lease obligations - current	-	187,171
Capital lease obligations	-	177,083
Total liabilities held for sale	$-	$1,913,095

Note 5: Related Party Transactions

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

During the six months ended June 30, 2017, the Company repaid a net amount of $179,072 to reduce advances and loans from various officers. As of June 30, 2017 and December 31, 2016, the Company was obligated to its officers for unsecured, non-interest bearing demand loans with balances totaling $417,336 and $406,947, respectively.

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

Our unaudited consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

On June 5, 2017, we closed the transactions under the Share Exchange Agreement (“Share Exchange Agreement”) by and between our Company, Eminent Healthcare Pte. Ltd., a Singaporean corporation, Multi Care Pte. Ltd., a Singaporean corporation, and Targeted Solutions Global Limited, a United Kingdom Private limited company, for the sale of all of the issued and outstanding ordinary shares of our Company’s 100% wholly-owned subsidiary, Smile More Holdings Pte. Ltd., a Singaporean corporation (the “Stock Purchase”). Prior to the closing of the Stock Purchase, Eminent Healthcare Pte. Ltd. and Multi Care Pte. Ltd. were our Company’s majority shareholders. Liew Min Hin, our former Chief Financial Officer and former member of the Board of Directors, owns 100% of Eminent Healthcare Pte. Ltd., and is the father of Dr. Daniel Liew, our former Chief Executive Officer and former member of the Board of Directors.

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

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

Three months ended June 30, 2017 compared to three months ended June 30, 2016.

	Three months ended June 30, 2017	Three months ended June 30, 2016
Revenue	$-	$-
Operating expenses	$22,394	$20,926
Net loss	$(47,434)	$(29,544)

We did not generate revenues for the three months ended June 30, 2017 and 2016.

Our operating expenses, for the three months ended June 30, 2017 were $22,394 compared to $20,926 for the same period in 2016. The increase in operating expenses was primarily as a result of increased professional fees.

We incurred a net loss of $47,434 and $29,544 for the three months ended June 30, 2017 and 2016, respectively. The increase in net loss was due to loss on disposal of subsidiaries offset by a gain from discontinued operaitons.

Six months ended June 30, 2017 compared to six months ended June 30, 2016.

	Six months ended June 30, 2017	Six months ended June 30, 2016
Revenue	$-	$-
Operating expenses	$31,135	$74,020
Net loss	$(164,376)	$(228,608)

We did not generate revenues for the six months ended June 30, 2017 and June 30, 2016.

Our operating expenses, for the six months ended June 30, 2017 were $31,135 compared to $74,020 for the same period in 2016. The decrease in operating expenses was primarily as a result of a decreased professional fees.

We incurred a net loss of $164,374 and $228,608 for the six months ended June 30, 2017 and June 30, 2016, respectively. The decrease in net loss was due to a disposal of subsidiaries offset by a decrease in loss from discontinued operations.

Liquidity and Capital Resources

The following table provides selected financial data about our Company as of June 30, 2017 and December 31, 2016, respectively.

Working Capital

	As at June 30, 2017	As at December 31, 2016
Cash	-	-
Total current assets	$-	$2,077,381
Total current liabilities	$454,955	$2,337,165
Working capital (deficit)	$(454,955)	$(259,784)

Cash Flows

	Six Months ended June 30, 2017	Six Months ended June 30, 2016
Net cash used in operating activities	$(104,763)	$(323,123)
Net cash used in investing activities	$(378,555)	$(20,147)
Net cash provided by financing activities	$181,505	$265,179
Decrease in cash	$(287,754)	$(86,582)

As at June 30, 2017 our Company’s cash balance was $Nil and total assets were $Nil. As at December 31, 2016, our Company’s cash balance was $Nil and total assets were $2,077,381. A decrease in total current assets was due to a disposal of subsidiaries.

As at June 30, 2017, our Company had total liabilities of $454,955, compared with total liabilities of $2,337,165 as at December 31, 2016. A decrease in total current liabilities was due to a disposal of subsidiaries.

As at June 30, 2017, our Company had working capital deficiency of $454,955 compared with working capital deficiency of $259,784 as at December 31, 2016. The increase in working capital deficiency was primarily attributed to the decrease in assets from discontinued operations and liabilities from discontinued operations.

Cash Flow from Operating Activities

During the six months ended June 30, 2017, our Company used $104,763 in cash from operating activities, compared to $323,123 cash used in operating activities during the six months ended June 30, 2016. The cash used from operating activities for the six months ended June 30, 2017 was attributed to a net loss of $164,376, bad debt expense of $6,566, depreciation of $216,279, and the loss on disposal of subsidiaries of $14,606. In addition, cash used from operating activities included the changes in the following accounts: accounts receivable of $738,576, prepaid expenses and deposits of $10,604, inventory of $117,357, accounts payable of $532,370, accrued and other payables of $71,957, and deferred revenue of $6,428.

Cash Flow Used in Investing Activities

During the six months ended June 30, 2017 our Company used $378,555 in investing activities compared to $20,147 used in investing activities during the six months ended June 30, 2016. Cash flow used in investing activities included: $22,647 purchase of property, plant and equipment, $359,066 sales of investment in subsidiary, offset by $3,158 sales of property, plant and equipment.

Cash Flow from Financing Activities

During the six months ended June 30, 2017 our Company received $181,505 from financing activities compared to $265,179 received from financing activities during the six months ended June 30, 2016. The cash flow for financing activities for the six months ended June 30, 2017, was a result of proceeds from loans payable of $630,432, repayment of loans payable of $70,047, loans from related parties of $10,389, repayment of due to related parties of $179,072, and repayment of capital lease obligations of $210,197.

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

Recent Accounting Pronouncements

In September 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Both of the below entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

In May 2014, the FASB issued some accounting standards update which modifies the requirements for identifying, allocating, and recognizing revenue related to the achievement of performance conditions under contracts with customers. This update also requires additional disclosure related to the nature, amount, timing, and uncertainty of revenue that is recognized under contracts with customers. This guidance is effective for fiscal and interim periods beginning after December 15, 2017 and is required to be applied retrospectively to all revenue arrangements. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICO INTERNATIONAL INC.
(Registrant)

Dated: November 19, 2018	/s/ Jiang Chun Yan
Jiang Chun Yan
Chief Executive Officer Chief Financial Officer and Director
(Principal Executive Officer Principal Financial Officer and Principal Accounting Officer)

