Form 10-Q
period 2017-09-30
Medico International Inc.
filed 2018-12-14
CIK 1658432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

___________________________________________________________________
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

3,697,000 common shares issued and outstanding as of December 3, 2018

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDICO INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Prepaid expenses and deposits	$-	$250
Assets from discontinued operations	-	2,077,131
Total Current Assets	-	2,077,381
TOTAL ASSETS	$-	$2,077,381

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$34,233	$17,123
Due to related parties	418,736	406,947
Liabilities from discontinued operations	-	1,913,095
Total Current Liabilities	452,969	2,337,165
TOTAL LIABILITIES	452,969	2,337,165

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 500,000,000 shares authorized, 3,697,000 shares issued and outstanding	3,697	3,697
Additional paid-in capital	867,424	867,424
Accumulated deficit	(1,324,090)	(1,161,700)
Accumulated other comprehensive gain	-	30,795
TOTAL STOCKHOLDERS' DEFICIT	(452,969)	(259,784)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$2,077,381

See the notes to the unaudited consolidated financial statements

MEDICO INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	947	196	3,777	292
Professional fees	2,209	20,920	30,514	94,844
Total Operating Expenses	3,156	21,116	34,291	95,136

INCOME (LOSS) FROM OPERATIONS	(3,156)	(21,116)	(34,291)	(95,136)

OTHER INCOME/(EXPENSE)
Forgiveness of accounts payable	5,142		5,142	-
	5,142	-	5,142	-

INCOME (LOSS) BEFORE INCOME TAXES	1,986	(21,116)	(29,149)	(95,136)
Provision for income taxes	-	-	-	-
INCOME (LOSS) FROM CONTINUING OPERATION	1,986	(21,116)	(29,149)	(95,136)

DISCONTINUED OPERATIONS
Loss from discontinued operations	-	(152,893)	(55,803)	(307,481)
Loss on disposal of subsidiaries	-	-	(77,438)	-
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFITS	-	(152,893)	(133,241)	(307,481)

NET INCOME (LOSS)	$1,986	$(174,009)	$(162,390)	$(402,617)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	-	(7,081)	37,086	30,462
TOTAL COMPREHENSIVE INCOME (LOSS)	$1,986	$(181,090)	$(125,304)	$(372,155)

Basic and Diluted Earnings (Loss) per Common Share	$0.00	$(0.05)	$(0.04)	$(0.11)
Basic and Diluted Weighted Average Common Shares Outstanding	3,697,000	3,697,000	3,697,000	3,628,318

See the notes to the unaudited consolidated financial statements

MEDICO INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(29,149)	$(95,136)
Net loss from discontinuing operations	(133,241)	(307,481)
Adjustments to reconcile net loss to net cash from operating activities:
Loss on disposal of subsidiaries	77,438	-
Forgiveness of accounts payable	(5,142)	-
Changes in operating assets and liabilities:
Accounts payable	22,252	6,848
Changes in operating assets and liabilities of discontinued operations	378,033	277,019
Net cash provided by (used in) operating activities	310,191	(118,750)

CASH FLOWS USED BY INVESTING ACTIVITIES
Sales of investment in subsidiary	(359,066)	-
Net cash used in investing activities	(359,066)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares	-	697,000
Loans from related parties	11,789	357,154
Waive of loans from the disposed subsidiary		(965,866)
Net cash provided by financing activities	11,789	88,288

Effects on changes in foreign exchange rate	37,086	30,462

Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

On June 5, 2017, the Company sold all of the issued and outstanding ordinary shares of the Company’s 100% wholly-owned subsidiary, Smile More Holdings Pte. Ltd., a Singaporean corporation. The Company is currently reviewing and revising its future business plans. To date, the Company has not yet identified its future business plans.

Financial Statements Presented

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the Securities and Exchange Commission on June 19, 2017.

Certain reclassifications have been made to the prior period’s consolidated financial statements to conform to the current period’s presentation.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with U.S. GAAP on the accrual basis of accounting. The consolidated financials consist of Medico International Inc. and through June 5, 2017 its 7 subsidiaries, Smile Central Dental Group (the “Group”) consists of five entities under common control: Smile Central Dental Aljunied Ptd Ld.; Smile Central Dental Hougang Ptd Ltd.; Smile Central Dental Hougang Central Pte Ltd; Smile Central Dental Jurong Ptd Ltd.; Smile Central Dental Toa Payoh Ptd Ltd.; Smile More Holdings Ptd Ltd. and, Smile Central Dental Centre Pte Ltd. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Note 3: Going Concern

These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. As of September 30, 2017, the Company has an accumulated deficit of $1,324,090 since inception and has a working capital deficiency of $452,969.

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

During the nine months ended September 30, 2017, the Company recorded a loss on disposal of $77,438. The Company has no continuing involvement in the operations of Smile More Holdings. The disposal of Smile more Holdings qualified as a discontinued operation of the Company and accordingly, the Company has excluded results of Smile More Holdings’ operations from its Statements of Operations and Comprehensive Income (Loss) to present this business in discontinued operations.

The following table shows the results of operations of Smile More Holdings for the three and nine months ended September 30, 2017 and 2016 which are included in the loss from discontinued operations:

	Three Months Ended
	September 30,
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

	Nine Months Ended
	September 30,
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

June 5,
2017
Cash and cash equivalents	$359,066
Accounts receivable	1,175,394
Prepaid expenses and deposits	247,086
Supplies	100,177
Property and equipment, net	887,360
Accounts payable	(1,168,613)
Accrued and other payables	(122,958)
Due to related parties	(597,259)
Loans payable	(565,938)
Capital lease obligations	(168,996)
Net assets and liabilities	145,319
Accumulated other comprehensive loss	(67,881)
Loss on disposal	$77,438

The following table summarizes the carrying amounts of the assets and liabilities from discontinued operations,

	September 30,	December 31,
	2017	2016
Assets held for sale
Cash and cash equivalents	$-	$287,754
Accounts receivable	-	416,658
Prepaid expenses and deposits	-	222,084
Inventory	-	113,229
Property and equipment, net	-	1,037,656
Total assets held for sale	$-	$2,077,381

Liabilities held for sale
Accounts payable	$-	$616,124
Accrued and other payables	-	186,894
Due to related parties	-	743,369
Deferred revenue	-	2,454
Capital lease obligations - current	-	187,171
Capital lease obligations	-	177,083
Total liabilities held for sale	$-	$1,913,095

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

During the nine months ended September 30, 2017, the Company received a net amount of $11,789 as advances and loans from various officers for the operating expenses of the Company. As of September 30, 2017 and December 31, 2016, the Company was obligated to its officers for unsecured, non-interest bearing demand loans with balances totaling $418,736 and $406,947, respectively.

Note 6: Subsequent Events

Management has evaluated subsequent events through the date these consolidated financial statements were available to be issued. Based on our evaluation no other material events have occurred that require disclosure.

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

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

Three months ended September 30, 2017 compared to three months ended September 30, 2016.

	Three months ended September 30, 2017	Three months ended September 30, 2016
Revenue	$-	$-
Operating expenses	$3,156	$21,116
Net income (loss)	$1,986	$(174,009)

We did not generate revenues during the three months ended September 30, 2017 and 2016.

Our operating expenses, for the three months ended September 30, 2017 were $3,156 compared to $34,291 for the same period in 2016. The decrease in operating expenses was primarily as a result of a decrease in professional fees.

We incurred a net income of $1,986 and a net loss of $162,390 for the three months ended September 30, 2017 and September 30, 2016, respectively.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016.

	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Revenue	$-	$-
Operating expenses	$34,291	$95,136
Net loss	$(162,390)	$(402,617)

We did not generate revenues during the nine months ended September 30, 2017 and 2016.

Our operating expenses, for the nine months ended September 30, 2017 were $34,291 compared to $95,136 for the same period in 2016. The decrease in operating expenses was primarily as a result of a decrease in professional fees.

We incurred a net loss of $162,390 and $402,617 for the nine months ended September 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 30, 2017 and December 31, 2016, respectively.

Working Capital

	As at September 30, 2017	As at December 31, 2016
Cash	$-	$250
Total current assets	$-	$2,077,381
Total current liabilities	$452,969	$2,337,165
Working capital (deficit)	$(452,969)	$(259,784)

Cash Flows

	Nine Months ended September 30, 2017	Nine Months ended September 30, 2016
Net cash provided by (used in) operating activities	$310,191	$(118,750)
Net cash used in investing activities	$(359,066)	$-
Net cash provided by financing activities	$11,789	$88,288
Change in cash	$-	$-

As at September 30, 2017 our company’s cash balance was $0 and total assets were $0. As at December 31, 2016, our Company’s cash balance was $0 and total assets were $2,077,381.

As at September 30, 2017, our company had total liabilities of $452,969, compared with total liabilities of $2,337,165 as at December 31, 2016.

As at September 30, 2017, our company had working capital deficiency of $452,969 compared with working capital deficiency of $259,784 as at December 31, 2016. The increase in working capital deficiency was primarily attributed to the decrease in assets from discontinued operations and liabilities from discontinued operations.

Cash Flow from Operating Activities

During the nine months ended September 30, 2017, our company generated $310,191 in cash from operating activities, compared to $118,750 cash used in operating activities during the nine months ended September 30, 2016. The cash provided from operating activities for the nine months ended September 30, 2017 was attributed to a change in assets and liabilities from discontinued operations.

Cash Flow from Investing Activities

During the nine months ended September 30, 2017 our company used $359,066 for sales of investment in subsidiaries in investing activities compared to $0 used in investing activities during the nine months ended September 30, 2016.

Cash Flow from Financing Activities

During the nine months ended September 30, 2017 our company received $11,789 from financing activities compared to $88.288 received from financing activities during the nine months ended September 30, 2016. The cash flow for financing activities for the nine months ended September 30, 2017, was a result of loans from related parties of $10,389.

The report of our auditors on our audited financial statements for the fiscal year ended December 31, 2016, contains a going concern qualification as we have suffered losses since our inception. We have not attained profitable operations and are dependent upon obtaining financing to pursue our business operations. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

Management has reviewed the impact of the accounting pronouncement on our financial statements. Management has reviewed the new standards, which consists of: (i) identifying contracts with customers; (ii) identifying performance obligations; (iii) determining the transaction price, (iv) allocating transaction prices to the performances met in the contract, and (v) recognizing revenue when our company satisfies its performance obligation. Based on management’s review of ASU 2014-09, our company determined the pronouncement will have no significant impact on our financial statements and financial statement disclosure. The determination was based on our company’s future strategic business plans, which involve disposing of all revenue generating activities prior to the inception of the new accounting pronouncement.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

_________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICO INTERNATIONAL INC.
(Registrant)

Dated: December 14, 2018	/s/ Jiang Chun Yan
Jiang Chun Yan
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

