Form 10-K
period 2017-12-31
Medico International Inc.
filed 2019-01-15
CIK 1658432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission file number 333-208050

MEDICO INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Nevada	37-1793037
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

187 E. Warm Springs Road, Suite B273, Las Vegas, NV	89119
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (86) 138 1833 3008

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter was $Nil, based on there being no public market for the Registrant’s stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

3,697,000 common shares as of January 14, 2019

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

Forward Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms “we”, “us” and “our” mean Medico International Inc., unless otherwise indicated.

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

Our address is 187 E. Warm Springs Road, Suite B273, Las Vegas, NV 89119. Our telephone number is (732) 383-9118.

We do not have any subsidiaries.

We have not ever declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Our Current Business

We have begun to focus our efforts in the area of cancer diagnostics tools in connection with the patents acquired in the Share Exchange Agreement completed in June 2017.

Our Services

The Company does not currently offer any products or services, and is currently reviewing future prospective products and services.

Our Market

The Company is reviewing its prospective market.

Strategy

The Company is currently reviewing a new strategy for research and development related to the patents acquired in June 2017.

Seasonality

Although our operating history is limited, we have not experienced a seasonal business cycle.

Competition

Once the Company has determined its future strategy, the Company’s competition will be evaluated in further detail.

Compliance with Government Regulation

The Company is currently in compliance with all government regulations. The Company will be continually reviewing all applicable government regulations related to a new strategy being evaluated by the Company.

Research and Development

We have incurred $Nil in research and development expenditures over the last two fiscal years.

Intellectual Property

We do not currently have any intellectual property.

Employees

Our company has no employees. Our sole director and officer is donating their time to the development of our company, and intends to do whatever work is necessary to bring us to the point of earning revenues. We estimate that our sole officer and director will be able to complete his required work and complete whatever work is necessary by spending 20 hours per week without lending our company additional funds. If this is not the case and additional time and funds will be required then he is willing to commit additional time and funds although he has no commitment or contractual obligation to do so. We have no other employees, and do not foresee hiring any additional employees in the near future. We will be engaging independent contractors to design and develop our website and manage our internet marketing efforts.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

Our address is 187 E. Warm Springs Road, Suite B273, Las Vegas, NV 89119. Our offices are provided at no cost to our company.

PART II

Item 3. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party and which would reasonably be likely to have a material adverse effect on our company. To date, our company has never been involved in litigation, as either a party or a witness, nor has our company been involved in any legal proceedings commenced by any regulatory agency against our company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is not yet quoted on any markets or exchanges.

Our shares are issued in registered form. ClearTrust Stock Transfer Agent., 16540 Pointe Village Drive, Suite 205, Lutz, FL 33558 (Telephone: (813) 235-4490; Facsimile: (813) 388-4549 is the registrar and transfer agent for our common shares.

On December 5, 2018, the shareholders’ list showed 33 registered shareholders with 3,6967,000 shares of common stock outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2017 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2017.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2017.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations - Years Ended December 31, 2017 and 2016

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended December 31, 2017 and 2016, which are included herein.

Years ended December 31, 2017 and December 31, 2016

For the year ended December 31, 2017 and 2016, we did not earn any revenue.

Operating expenses were $41,016 for the year ended December 31, 2017, compared to $100,828 for the year ended December 31, 2016. The decrease in operating expense is primarily due to a decrease in professional fees.

For the years ended December 31, 2017, we had other income of $5,142, compared to $0 in other income during the year ended December 31, 2016. The increase in other income was attributed to a gain on forgiveness of accounts payable for the year ended December 31, 2017, that did not occur in the year ended December 31, 2016.

On June 5, 2017, the Company sold all of the issued and outstanding ordinary shares of the Company’s 100% wholly-owned subsidiary, Smile More Holdings Pte. Ltd., a Singaporean corporation. During the year ended December 31, 2017, loss from discontinued operations was $133,241, compared to $819,182 for the year ended December 31, 2016.

The decrease in loss from discontinued operations is primarily due to decreased operating expenses.

Liquidity and Capital Resources

As at December 31, 2017 our company’s cash balance was $0 and total assets were $0. As at December 31, 2016, our Company’s cash balance was $0 and total assets were $2,077,381. The decrease in total assets is due to sales of investment in subsidiaries.

As at December 31, 2017, our company had total liabilities of $459,694, compared with total liabilities of $2,337,165 as at December 31, 2016. The decrease in total liabilities is due to sales of investment in subsidiaries.

As at December 31, 2017, our company had working capital deficiency of $459,694 compared with working capital deficiency of $259,784 as at December 31, 2016. The increase in working capital deficiency was primarily attributed to the decrease in assets from discontinued operations and liabilities from discontinued operations.

Cash Flows

Our primary liquidity and capital requirements are for cost of services and administrative expenses. In the past we fund our operations with cash generated from dental service revenue, capital contributions, and issuances of common stock. Going forward the Company will not generate any cash from dental service revenue.

Cash Flow from Operating Activities

During the year ended December 31, 2017, our company generated $304,115 in cash from operating activities, compared to $1,073,894 cash used in operating activities during the year ended December 31, 2016. The increase in cash provided from operating activities for the year ended December 31, 2017 was attributed to a change in assets and liabilities from discontinued operations.

Cash Flow from Investing Activities

During the year ended December 31, 2017 our company used $359,066 for sales of investment in subsidiaries in investing activities compared to $0 used in investing activities during the year ended December 31, 2016.

Cash Flow from Financing Activities

During the year ended December 31, 2017 our company received $17,865 from financing activities compared to $1,056,473 received from financing activities during the year ended December 31, 2016. The cash flow for financing activities for the year ended December 31, 2017, was a result of loans from related parties of $17,865. The cash flow for financing activities for the year ended December 31, 2016, was a result of issuance of shares of $697,000 and loans from related parties of $359,473.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us on which to base an evaluation of our performance. We have generated no revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in developing our website, and possible cost overruns due to the price and cost increases in supplies and services.

At present, we do not have enough cash on hand to cover operating costs for the next 12 months.

If we are unable to meet our needs for cash from either our operations, or possible alternative sources, then we may be unable to continue, develop, or expand our operations.

We have no plans to undertake any product research and development during the next twelve months. There are also no plans or expectations to acquire any plant or plant equipment in the first year of operations.

Liquidity and Capital Resources

As of December 31, 2017, we had no cash. As of December 31, 2017, our current liabilities and stockholders’ deficit was $459,694. We do not have sufficient funds to operate for the next twelve months. We have to issue debt or equity or enter into a strategic arrangement with a third party in order to finance our operations. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

As of December 31, 2017, our company had a net loss of $169,115 and has earned no revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the year ending December 31, 2019. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on our company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Medico International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Medico International, Inc. (the Company) as of December 31, 2017 and 2016, and the related statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has incurred net losses and negative cash flow from operations since inception. These factors, and the need for additional financing in order for the Company to meet its business plans raises substantial doubt about the Company’s ability to continue as a going concern. Our opinion is not modified with respect to that matter.

/s/ Accell Audit & Compliance, P.A.

We have served as the Company’s auditor since 2014.

Tampa, Florida

January 14, 2019

4806 West Gandy Boulevard • Tampa, Florida 33611 • 813.440.6380

MEDICO INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016

ASSETS
Current Assets
Prepaid expenses and deposits	$-	$250
Assets from discontinued operations	-	2,077,131
Total Current Assets	-	2,077,381
TOTAL ASSETS	$-	$2,077,381

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$34,882	$17,123
Due to related parties	424,812	406,947
Liabilities from discontinued operations	-	1,913,095
Total Current Liabilities	459,694	2,337,165
TOTAL LIABILITIES	459,694	2,337,165
Commitments and Contingencies (Note 8)

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 500,000,000 shares authorized, 3,697,000 shares issued and outstanding	3,697	3,697
Additional paid-in capital	867,424	867,424
Accumulated deficit	(1,330,815)	(1,161,700)
Accumulated other comprehensive gain	-	30,795
TOTAL STOCKHOLDERS’ DEFICIT	(459,694)	(259,784)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$2,077,381

See the notes to the consolidated financial statements

MEDICO INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended December 31,
	2017	2016

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative	3,925	537
Professional fees	37,091	100,291
Total Operating Expenses	41,016	100,828

LOSS FROM OPERATIONS	(41,016)	(100,828)

OTHER INCOME/(EXPENSES)
Forgiveness of accounts payable	5,142	-
	5,142	-

LOSS BEFORE INCOME TAXES	(35,874)	(100,828)
Provision for income taxes	-	-
LOSS FROM CONTINUING OPERATION	(35,874)	(100,828)

DISCONTINUED OPERATIONS
Loss from discontinued operations	(55,803)	(819,182)
Loss on disposal of subsidiaries	(77,438)	-
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFITS	(133,241)	(819,182)

NET LOSS	$(169,115)	$(920,010)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	37,086	17,421
TOTAL COMPREHENSIVE LOSS	$(132,029)	$(902,859)

Basic and Diluted Loss per Common Share	$(0.05)	$(0.25)
Basic and Diluted Weighted Average Common Shares Outstanding	3,697,000	3,647,486

See the notes to the consolidated financial statements

MEDICO INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

					Accumulated
	Common Stock		Additional		Other	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Gain	Stockholders’ Deficit

Balance - December 31, 2015	3,000,000	$3,000	$171,121	$(241,690)	$13,374	$(54,195)
Issuance of shares	697,000	697	696,303	-	-	697,000
Net loss	-	-	-	(920,010)	-	(920,010)
Foreign currency translation adjustments	-	-	-	-	17,421	17,421
Balance - December 31, 2016	3,697,000	3,697	867,424	(1,161,700)	30,795	(259,784)
Net loss	-	-	-	(169,115)	-	(169,115)
Deconsolidation	-	-	-	-	(67,881)	(67,881)
Foreign currency translation adjustments	-	-	-	-	37,086	37,086
Balance - December 31, 2017	3,697,000	$3,697	$867,424	$(1,330,815)	$-	$(459,694)

See the notes to the consolidated financial statements

MEDICO INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(35,874)	$(100,828)
Net loss from discontinuing operations	(133,241)	(819,182)
Adjustments to reconcile net loss to net cash from operating activities:
Waive of loans from the disposed subsidiary	-	(965,866)
Loss on disposal of subsidiaries	77,438	-
Forgivess of accounts payable	(5,142)	-
Changes in operating assets and liabilities:
Accounts payable	22,901	10,221
Changes in operating assets and liabilities of discontinued operations	378,033	801,761
Net cash provided by (used in) operating activities	304,115	(1,073,894)

CASH FLOWS USED BY INVESTING ACTIVITIES
Sales of investment in subsidiary	(359,066)	-
Net cash used in investing activities	(359,066)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares	-	697,000
Loans from related parties	17,865	359,473
Net cash provided by financing activities	17,865	1,056,473

Effects on changes in foreign exchange rate	37,086	17,421

Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) on the accrual basis of accounting.

Certain reclassifications have been made to the prior period’s consolidated financial statements to conform to the current period’s presentation.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with U.S. GAAP on the accrual basis of accounting. The consolidated financials consist of Medico International Inc. and its 7 subsidiaries through June 5, 2017, Smile Central Dental Group (the “Group”) consists of five entities under common control: Smile Central Dental Aljunied Ptd Ld.; Smile Central Dental Hougang Ptd Ltd.; Smile Central Dental Hougang Central Pte Ltd; Smile Central Dental Jurong Ptd Ltd.; Smile Central Dental Toa Payoh Ptd Ltd.; Smile More Holdings Ptd Ltd. and, Smile Central Dental Centre Pte Ltd. All significant inter-company accounts and transactions have been eliminated in consolidation.

Functional Currency

The Company’s functional currency is the Singapore Dollar and reporting currency is the U.S. dollar. All transactions initiated in Singapore Dollars are translated into U.S. dollars in accordance with Accounting Standards Codification (“ASC”) 830-30, “Translation of Financial Statements,” as follows:

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

Recent Accounting Pronouncements

In September 2017, the FASB (“Financial Accounting Standards Board”) has issued Accounting Standards Update (ASU) No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

In May 2014, the FASB issued some accounting standards update which modifies the requirements for identifying, allocating, and recognizing revenue related to the achievement of performance conditions under contracts with customers. This update also requires additional disclosure related to the nature, amount, timing, and uncertainty of revenue that is recognized under contracts with customers. This guidance is effective for fiscal and interim periods beginning after December 15, 2017 and is required to be applied retrospectively to all revenue arrangements. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements, as the Company currently has no revenue stream and is unable to estimate future impact, therefore, at this time the impact is considered to be immaterial.

In February 2016, the FASB issued ASU No. 2016-02, Leases . The standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance in ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. The Company’s initial evaluation of its current leases does not indicate that the adoption of this standard will have a material impact on its consolidated statements of operations. The Company expects that the adoption of the standard will have a material impact on its consolidated balance sheets for the recognition of certain operating leases as right-of-use assets and lease liabilities.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

Note 3: Going Concern

These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. As of December 31, 2017, the Company has an accumulated deficit of $1,330,815 since inception and has a working capital deficiency of $459,694.

Management’s plans include raising capital through the equity markets to fund operations and eventually, generating profit through its business; however, there can be no assurance that the Company will be successful in such activities. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classifications of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

During the year ended December 31, 2017, the Company recorded a loss on disposal of $77,438. The Company has no continuing involvement in the operations of Smile More Holdings. The disposal of Smile More Holdings qualified as a discontinued operation of the Company and accordingly, the Company has excluded results of Smile More Holdings’ operations from its Statements of Operations and Comprehensive Loss to present this business in discontinued operations.

The following table shows the results of operations of Smile More Holdings for the years ended December 31, 2017 and 2016 which are included in the loss from discontinued operations:

	Year Ended
	December 31,
	2017	2016

Dental Service Revenue, net	$3,065,719	$6,543,428
Cost of Services	2,057,063	5,673,813
Gross profit	1,008,656	869,615
General and administrative	259,937	383,750
Professional fees	28,154	199,665
Rental	429,677	845,684
Staff costs	334,347	117,415
Depreciation	94,294	236,711
Operating loss	(137,753)	(913,610)
Other income	95,164	102,832
Interest expense	(14,530)	(8,404)
Income benefit	1,316	-
Loss from discontinued operations, net of tax	$(55,803)	$(819,182)

The following table shows the carrying amounts of the major classes of assets and liabilities associated with Smile More Holdings as of the June 5, 2017.

June 5,
2017
Cash and cash equivalents	$359,066
Accounts receivable	1,175,394
Prepaid expenses and deposits	247,086
Supplies	100,177
Property and equipment, net	887,360
Accounts payable	(1,168,613)
Accrued and other payables	(122,958)
Due to related parties	(597,259)
Loans payable	(565,938)
Capital lease obligations	(168,996)
Net assets and liabilities	145,319
Accumulated other comprehensive loss	(67,881)
Loss on disposal	$77,438

The following table summarizes the carrying amounts of the assets and liabilities from discontinued operations,

	December 31,	December 31,
	2017	2016
Assets held for sale
Cash and cash equivalents	$-	$287,754
Accounts receivable	-	416,658
Prepaid expenses and deposits	-	222,084
Inventory	-	113,229
Property and equipment, net	-	1,037,656
Total assets held for sale	$-	$2,077,381

Liabilities held for sale
Accounts payable	$-	$616,124
Accrued and other payables	-	186,894
Due to related parties	-	743,369
Deferred revenue	-	2,454
Capital lease obligations - current	-	187,171
Capital lease obligations	-	177,083
Total liabilities held for sale	$-	$1,913,095

Note 5: Related Party Transactions

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders or directors. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances were considered temporary in nature and were not formalized by a promissory note.

During the years ended December 31, 2017 and 2016, the Company received a net amount of $17,865 and $359,473 as advances and loans from various officers for the operating expenses of the Company, respectively. As of December 31, 2017 and 2016, the Company was obligated to its officers for unsecured, non-interest bearing demand loans with balances totaling $424,812 and $406,947, respectively.

Note 6: Equity

The Company is authorized to issue up to 500,000,000 shares of common stock, par value $0.001.

During the year ended December 31, 2016, the Company issued 697,000 shares at $1.00 per share in connection with its registration statement resulting in proceeds of $697,000.

As of December 31, 2017 and 2016, 3,697,000 shares of common stock were issued and outstanding.

Note 7: Income Taxes

The Company accounts for income taxes in accordance with the provisions of FASB ASC 740, Accounting for Uncertainty in Income Taxes. The Company files income tax returns in Singapore and there are currently no federal income tax examinations underway. The Company’s tax year of 2015 and forward are subject to examination by federal taxing authorities for at least five years.

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

The Company is subject to taxation in the United States.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has completed the accounting for the effects of the Act during the year ended December 31, 2017. The Company’s financial statements for the year ended December 31, 2017 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 34% to 21% as well as other changes.

The provision for refundable federal income tax at 34% consists of the following for the periods ending:

	December 31,
	2017	2016
Federal income tax benefit attributed to:
Net operating loss from continuing operations	$(12,197)	$(35,290)
Net operating gain from discontinued operations	(13,242)	(203,865)
Valuation	25,439	239,155
Net benefit	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	December 31,
	2017	2016
Deferred tax asset attributable to:
Net operating loss carry over	$(25,439)	$(239,155)
Effect of change in the statutory rate	9,726
Less: valuation allowance	15,713	239,155
Net deferred tax asset	$-	$-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

Due to the change in ownership provisions of the income tax laws of United States of America, net operating loss carry forwards of approximately $35,874, which expire commencing in fiscal 2035, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

Note 8: Commitments and Contingencies

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of December 31, 2017, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

Note 9: Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2017 to the date these financial statements were issued and has determined that it does not have any additional material subsequent events to disclose in these financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On March 6, 2018, we dismissed Accell Audit & Compliance, P.A. (“Accell”) as our company’s independent principal accountant to audit the Company’s financial statements. The decision to change accountants was approved by our board of directors. Our company does not have a standing Audit Committee.

Our company’s independent principal accountant’s report on the financial statements for each of the past two years did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles, with the exception that:

(i) the report dated June 16, 2017 contained the following explanatory paragraph: “ The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has incurred net losses and negative working capital since inception. These factors, and the need for additional financing in order for the Company to meet its business plans, raise substantial doubt about the Company’s ability to continue as a going concern.”; and

(ii) the report dated April 15, 2016 contained the following explanatory paragraph: “ The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has incurred net losses and negative working capital since inception. These factors, and the need for additional financing in order for the Company to meet its business plans, raise substantial doubt about the Company’s ability to continue as a going concern.”

During our company’s two most recent fiscal years and the subsequent interim periods preceding our dismissal of Accell, there were: (i) no disagreements with Accell on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Accell, would have caused it to make reference to the subject matter of the disagreements in its reports on the consolidated financial statements of the Company; and (ii) no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

On March 6, 2018, we engaged PLS CPAs (“PLS”), an independent certified public accounting firm, as our principal independent accountant with the approval of our board of directors.

From March 6, 2018 through August 1, 2018, PLS, was the independent registered public accounting firm of our company. On August 1, 2018, we notified PLS we were terminating it as our independent certifying accountant.

PLS has not provided our company with an audit report, however, none of our previous audit reports, in particular the audit reports for the fiscal years ended December 31, 2016 and December 31, 2015, contained any adverse opinion or disclaimer of opinion, nor were qualified or modified as to uncertainty, audit scope, or accounting principles, except for a going concern qualification on the Company’s financial statements for the fiscal years ended December 31, 2016 and 2015.

From March 6, 2018 to August 1, 2018, there were no disagreements (as defined in Item 304 of Regulation S-K) with PLS on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PLS would have caused it to make reference in connection with its opinion to the subject matter of the disagreement. Further, during the period of March 6, 2018 to August 1, 2018, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

On August 1, 2018, we engaged Accell Audit & Compliance, P.A. (“Accell”), an independent registered public accounting firm, as our principal independent accountant with the approval of our board of directors.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer). We carried out an evaluation, under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based upon the evaluation of our disclosure controls and procedures as of the December 31, 2017, our management concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, and we view as an integral part of our disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and our receipts and expenditures of are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The material weakness relates to the lack of segregation of duties in our financial reporting process and our utilization of outside third party consultants. We do not have a separately designated audit committee. This weakness is due to our lack of sufficient working capital to hire additional staff. To remedy this material weakness, we intend to engage an internal accounting staff to assist with financial reporting as soon as our finances will allow.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2017 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Jiang Chun Yan	Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	35	June 5, 2017

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Jiang Chun Yan - Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and director.

Jiang Chun Yan holds an MBA. He completed his studies at the University of Shanghai in 2010. He worked as a manager at Shindo Industries in South Korea from 2011 until 2016. He spent 2016 and 2017 looking for new opportunities prior to becoming an officer and director of the Company.

Our company believes that Mr. Yan’s professional background experience gives him the qualifications and skills necessary to serve as a director of our company.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

Employment Agreements

We have no formal employment agreements with any of our directors or officers.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our executive officers and directors and persons who own more than 10% of a registered class of our equity securities are not subject to the beneficial ownership reporting requirements of Section 16(1) of the Exchange Act.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2017. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2017, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a standing audit committee as we currently have limited working capital and minimal revenues. Should we be able to raise sufficient funding to execute our business plan, we will form an audit, compensation committee and other applicable committees utilizing our directors’ expertise.

Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2017 and 2016; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2017 and 2016, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Jiang Chun Yan(1) CEO, CFO,	2017	0	0	0	0	0	0	0	0
Secretary and Director	2016	0	0	0	0	0	0	0	0

________

(1) Mr. Yan was appointed, CEO, CFO, Secretary and Director on June 5, 2017.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Grants of Plan-Based Awards

During the fiscal year ended December 31, 2017 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2017 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

No compensation was paid to non-employee directors for the year ended December 31, 2017.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 5, 2018, certain information with respect to the beneficial ownership of our common and preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our common and preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common and preferred stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Jiang Chun Yan 187 E. Warm Springs Road, Suite B273 Las Vegas, NV 89119	Nil	Nil
Directors and Executive Officers as a Group	Nil	Nil
Targeted Solutions Global Limited Gf Ro 5 High Street Westburry On Trym, Bristol United Kingdom, BS9 3BY	3,000,000 Common / Direct	81.15%

__________

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 5, 2018. As of December 5, 2018 there were 3,697,000 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2017, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one director, Jiang Chun Yan.

We have determined we do not have an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2017 and for fiscal year ended December 31, 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2017	December 31, 2016
Audit Fees	$34,500	$34,500
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$34,500	$34,500

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document.

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

MEDICO INTERNATIONAL INC.
(Registrant)

Dated: January 14, 2019	/s/ Jiang Chun Yan
Jiang Chun Yan
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 14, 2019	/s/ Jiang Chun Yan
Jiang Chun Yan
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

