Form 10-Q
period 2018-03-31
Medico International Inc.
filed 2019-01-24
CIK 1658432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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
3,697,000 common shares issued and outstanding as of January 24, 2019

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDICO INTERNATIONAL INC.

BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$36,039	$34,882
Due to related parties	427,562	424,812
Total Current Liabilities	463,601	459,694
TOTAL LIABILITIES	463,601	459,694

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 500,000,000 shares authorized, 3,697,000 shares issued and outstanding	3,697	3,697
Additional paid-in capital	867,424	867,424
Accumulated deficit	(1,334,722)	(1,330,815)
TOTAL STOCKHOLDERS' DEFICIT	(463,601)	(459,694)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See the notes to the unaudited financial statements

MEDICO INTERNATIONAL INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative	199	2,647
Professional fees	3,708	6,094
Total Operating Expenses	3,907	8,741

LOSS BEFORE INCOME TAXES	(3,907)	(8,741)
Provision for income taxes	-	-
LOSS FROM CONTINUING OPERATION	(3,907)	(8,741)

DISCONTINUED OPERATIONS
Loss from discontinued operations	-	(111,334)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFITS	-	(111,334)

NET LOSS	$(3,907)	$(120,075)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.03)
Basic and Diluted Weighted Average Common Shares Outstanding	3,697,000	3,697,000

See the notes to the unaudited financial statements

MEDICO INTERNATIONAL INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(3,907)	$(8,741)
Net loss from discontinuing operations	-	(111,334)
Adjustments to reconcile net loss to net cash from operating activities:
Changes in operating assets and liabilities:
Accounts payable	1,157	(1,399)
Changes in operating assets and liabilities of discontinued operations	-	111,334
Net cash used in operating activities	(2,750)	(10,140)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	2,750	10,140
Net cash provided by financing activities	2,750	10,140

Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See the notes to the unaudited financial statements

MEDICO INTERNATIONAL INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

On June 5, 2017, the Company sold all of the issued and outstanding ordinary shares of the Company’s 100% wholly-owned subsidiary, Smile More Holdings Pte. Ltd., a Singaporean corporation. The Company is currently reviewing and revising its future business plans. To date, the Company has not yet solidified its future business plans.

Financial Statements Presented

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2018, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 as filed with the Securities and Exchange Commission on January 14, 2019.

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with U.S. GAAP on the accrual basis of accounting.

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

Fair Value of Financial Instruments Estimates

The Company’s financial instruments including, accounts payable and due to related parties are carried at cost, which approximates fair value due to the short-term maturity of these instruments.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers.” The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

☐	identify the contract with a customer;

☐	identify the performance obligations in the contract;

☐	determine the transaction price;

☐	allocate the transaction price to performance obligations in the contract; and

☐	recognize revenue as the performance obligation is satisfied.

Income Taxes

Current income tax liabilities for current and prior years are recognized at the amounts expected to be paid to the tax authorities, using the tax rates (and tax laws) that have been enacted or substantially enacted by the balance sheet date.

Deferred income tax assets/liabilities are recognized for all deductible/taxable temporary differences arising between the tax bases of assets and liabilities and their carrying amounts in the financial statements except when the deferred income tax assets/liabilities arise from the initial recognition of an asset or liability in a transaction that is not a business combination and at the time of the transaction, affects neither accounting nor taxable profit or loss.

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

Current and deferred income taxes are recognized as income or expenses in the statements of operations.

Recently Adopted Accounting Standards

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The standard provides guidance on how certain cash receipts and payments are presented and classified in the statement of cash flows. For public entities, ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those annual periods, and requires a retrospective approach. The Company adopted this standard effective January 1, 2018 and the adoption did not have a material effect on the Company’s financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The standard requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents (collectively, "restricted cash"). Therefore, restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017. The Company adopted this standard retrospectively effective January 1, 2018 and the adoption did not have a material effect on the Company’s financial statements.

Recent accounting pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASC 842”). The guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. ASC 842 is effective for fiscal years beginning after December 15, 2018. The Company is evaluating the adoption of ASC 842, but has not determined the effects it may have on the Company’s financial statements.

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

Note 3: Going Concern

These financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. As of March 31, 2018, the Company has an accumulated deficit of $1,334,722 since inception and has a working capital deficiency of $463,601.

Management's plans include raising capital through the equity markets to fund operations and eventually, generating profit through its business; however, there can be no assurance that the Company will be successful in such activities. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classifications of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

During the three months ended March 31, 2018, the Company recorded a loss on disposal of $0. The Company has no continuing involvement in the operations of Smile More Holdings. The disposal of Smile More Holdings qualified as a discontinued operation of the Company and accordingly, the Company has excluded results of Smile More Holdings’ operations from its Statements of Operations to present this business in discontinued operations.

The following table shows the results of operations of Smile More Holdings for the three months ended March 31, 2018 and 2017 which are included in the loss from discontinued operations:

	Three Months Ended
	March 31,
	2018	2017

Dental Service Revenue, net	$-	$1,734,915
Cost of Services	-	1,192,687
Gross profit	-	542,228
General and administrative	-	152,739
Professional fees	-	26,260
Rental	-	210,515
Staff costs	-	199,077
Depreciation	-	57,411
Operating loss	-	(103,774)
Other income	-	1,223
Interest expense	-	(8,783)
Income tax benefit	-	-
Loss from discontinued operations, net of tax	$-	$(111,334)

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

During the three months ended March 31, 2018, the Company received a net amount of $2,750 as advances and loans from various officers for the operating expenses of the Company. As of March 31, 2018 and December 31, 2017, the Company was obligated to its officers for unsecured, non-interest bearing demand loans with balances totaling $427,562 and $424,812, respectively.

Note 6: Commitments and Contingencies

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of March 31, 2018, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

Note 7: Subsequent Events

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

General Overview

Medico International Inc. was incorporated in the State of Nevada on September 18, 2015. Our company was formed and organized for the purposes of acting as the holding company for Smile More Holding Pte. Ltd., a private Singapore corporation (referred to herein as “Smile Central”) engaged in the dental industry. Due to continued losses experienced by our company as a result of the losses of Smile Central, our board of directors believed it was in the best interests of our company and our shareholders to dispose of Smile Central.

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

The effect of the transactions set forth in the Share Exchange Agreement is that commencing June 5, 2017 our company will no longer own and operate dental clinics in Singapore but will focus its efforts in the area of cancer diagnostics tools.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

Three months ended March 31, 2018 compared to three months ended March 31, 2017

	Three months ended March 31, 2018	Three months ended March 31, 2017
Revenue	$-	$-
Operating expenses	$3,907	$8,741
Loss from discontinued operations	$-	$111,334
Net loss	$3,907	$120,075

Our operating expenses, for the three months ended March 31, 2018 were $3,907 compared to $8,741 for the same period in 2017. The decrease in operating expenses was primarily as a result of decreased costs for accounting and reporting.

Our loss from discontinued operations, for the three months ended March 31, 2018 were $0 compared to $111,334 for the same period in 2017. The decrease in the loss was primarily as a result of disposal of the subsidiary on June 5, 2017.

We incurred a net loss of $3,907 and $120,075 for the three months ended March 31, 2018 and March 31, 2017, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of March 31, 2018 and December 31, 2017, respectively.

Working Capital

	As at March 31, 2018	As at December 31, 2017
Total current assets	$-	$-
Total current liabilities	$463,601	$459,694
Working capital (deficit)	$(463,601)	$(459,694)

Cash Flows

	Three Months ended March 31, 2018	Three Months ended March 31, 2017
Net cash used in operating activities	$(2,750)	$(10,140)
Net cash provided by financing activities	$2,750	$10,140
Increase (Decrease) in cash	$-	$-

As at March 31, 2018 our company’s cash balance was $0 and total assets were $0. As at December 31, 2017, our company’s cash balance was $0 and total assets were $0.

As at March 31, 2018, our company had total liabilities of $463,601, compared with total liabilities of $459,694 as at December 31, 2017.

As at March 31, 2018, our company had working capital deficiency of $463,601 compared with working capital deficiency of $459,694 as at December 31, 2017. The increase in working capital deficiency was primarily attributed to increase in accounts payable.

Cash Flow from Operating Activities

During the three months ended March 31, 2018, our company used $2,750 in cash from operating activities, compared to $10,140 cash used in operating activities during the three months ended March 31, 2017. The decrease was attributed to reduced costs for accounting and reporting.

Cash Flow from Financing Activities

During the three months ended March 31, 2018 our company received $2,750 from financing activities compared to $10,140 received from financing activities during the three months ended March 31, 2017. The decrease was attributed to reduced advances from related parties.

The report of our auditors on our audited financial statements for the fiscal year ended December 31, 2017, contains a going concern qualification as we have suffered losses since our inception. We have not attained profitable operations and are dependent upon obtaining financing to pursue our business operations. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, and capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with U.S. GAAP on the accrual basis of accounting.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

☐	identify the contract with a customer;

☐	identify the performance obligations in the contract;

☐	determine the transaction price;

☐	allocate the transaction price to performance obligations in the contract; and

☐	recognize revenue as the performance obligation is satisfied.

Recently Adopted Accounting Standards

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The standard provides guidance on how certain cash receipts and payments are presented and classified in the statement of cash flows. For public entities, ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those annual periods, and requires a retrospective approach. The Company adopted this standard effective January 1, 2018 and the adoption did not have a material effect on the Company’s financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The standard requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents (collectively, "restricted cash"). Therefore, restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017. The Company adopted this standard retrospectively effective January 1, 2018 and the adoption did not have a material effect on the Company’s financial statements.

Recent accounting pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASC 842”). The guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. ASC 842 is effective for fiscal years beginning after December 15, 2018. The Company is evaluating the adoption of ASC 842, but has not determined the effects it may have on the Company’s financial statements.

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

__________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICO INTERNATIONAL INC.
(Registrant)

Dated: January 24, 2019	/s/ Jiang Chun Yan
Jiang Chun Yan
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

