Form 10-Q
period 2018-06-30
Medico International Inc.
filed 2019-02-04
CIK 1658432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

or

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

3,697,000 common shares issued and outstanding as of January 29, 2019

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDICO INTERNATIONAL INC.

BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$38,860	$34,882
Due to related parties	430,062	424,812
Total Current Liabilities	468,922	459,694
TOTAL LIABILITIES	468,922	459,694

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 500,000,000 shares authorized, 3,697,000 shares issued and outstanding	3,697	3,697
Additional paid-in capital	867,424	867,424
Accumulated deficit	(1,340,043)	(1,330,815)
TOTAL STOCKHOLDERS' DEFICIT	(468,922)	(459,694)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See the notes to the unaudited financial statements

MEDICO INTERNATIONAL INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	147	183	346	2,830
Professional fees	5,174	22,211	8,882	28,305
Total Operating Expenses	5,321	22,394	9,228	31,135

LOSS BEFORE INCOME TAXES	(5,321)	(22,394)	(9,228)	(31,135)
Provision for income taxes	-	-	-	-
LOSS FROM CONTINUING OPERATION	(5,321)	(22,394)	(9,228)	(31,135)

DISCONTINUED OPERATIONS
Gain (loss) from discontinued operations	-	89,986	-	(18,717)
Loss on disposal of subsidiaries	-	(77,438)	-	(77,438)
GAIN (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFITS	-	12,548	-	(96,155)

NET LOSS	$(5,321)	$(9,846)	$(9,228)	$(127,290)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.03)
Basic and Diluted Weighted Average Common Shares Outstanding	3,697,000	3,000,000	3,697,000	3,697,000

See the notes to the unaudited financial statements

MEDICO INTERNATIONAL INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(9,228)	$(31,135)
Net loss from discontinuing operations	-	(96,155)
Adjustments to reconcile net loss to net cash from operating activities:
Loss on disposal of subsidiaries	-	77,438
Changes in operating assets and liabilities:
Prepaid expenses and deposits	-	250
Accounts payable	3,978	20,497
Changes in operating assets and liabilities of discontinued operations	-	18,716
Net cash used in operating activities	(5,250)	(10,389)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	5,250	10,389
Net cash provided by financing activities	5,250	10,389

Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Financial Statements Presented

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2018, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 as filed with the Securities and Exchange Commission on January 14, 2019.

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

Recent accounting pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases” (“ASC 842”). The guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. ASC 842 is effective for fiscal years beginning after December 15, 2018. The Company is evaluating the adoption of ASC 842, but has not determined the effects it may have on the Company’s financial statements.

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

Note 3: Going Concern

These financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. As of June 30, 2018, the Company has an accumulated deficit of $1,340,043 since inception and has a working capital deficiency of $468,922.

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

During the six months ended June 30, 2018, the Company recorded a loss on disposal of $0. The Company has no continuing involvement in the operations of Smile More Holdings. The disposal of Smile More Holdings qualified as a discontinued operation of the Company and accordingly, the Company has excluded results of Smile More Holdings’ operations from its Statements of Operations to present this business in discontinued operations.

The following table shows the results of operations of Smile More Holdings for the three months ended June 30, 2018 and 2017 which are included in the loss from discontinued operations:

	Three Months Ended
	June 30,
	2018	2017

Dental Service Revenue, net	$-	$1,330,804
Cost of Services	-	864,375
Gross profit	-	466,429
General and administrative	-	107,197
Professional fees	-	1,894
Rental	-	219,162
Staff costs	-	135,270
Depreciation	-	36,883
Operating loss	-	(33,977)
Other income	-	131,026
Interest expense	-	(5,747)
Income tax benefit	-	(1,316)
Gain from discontinued operations, net of tax	$-	$89,986

The following table shows the results of operations of Smile More Holdings for the six months ended June 30, 2018 and 2017 which are included in the loss from discontinued operations:

	Six Months Ended
	June 30,
	2018	2017

Dental Service Revenue, net	$-	$3,065,719
Cost of Services	-	2,057,063
Gross profit	-	1,008,656
General and administrative	-	259,937
Professional fees	-	28,154
Rental	-	429,677
Staff costs	-	334,347
Depreciation	-	94,294
Operating loss	-	(137,753)
Other income	-	132,250
Interest expense	-	(14,530)
Income tax benefit	-	1,316
Loss from discontinued operations, net of tax	$-	$(18,717)

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

During the six months ended June 30, 2018, the Company received a net amount of $5,250 as advances and loans from various officers for the operating expenses of the Company. As of June 30, 2018 and December 31, 2017, the Company was obligated to its officers for unsecured, non-interest bearing demand loans with balances totaling $430,062 and $424,812, respectively.

Note 6: Commitments and Contingencies

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of June 30, 2018, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

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

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

Three months ended June 30, 2018 compared to three months ended June 30, 2017

	Three months ended June 30, 2018	Three months ended June 30, 2017
Revenue	$-	$-
Operating expenses	$5,321	$22,394
Gain from discontinued operations	$-	$12,548
Net loss	$5,321	$9,846

Our operating expenses, for the three months ended June 30, 2018 were $5,321 compared to $22,394 for the same period in 2017. The decrease in operating expenses was primarily as a result of decreased costs for accounting and reporting.

Our gain from discontinued operations, for the three months ended June 30, 2018 were $0 compared to $12,548 for the same period in 2017. The decrease in the gain was primarily as a result of disposal of the subsidiary on June 5, 2017, which gave rise to gain from discontinued operation of $89,986, offset by loss on disposal of subsidiaries of $77,438.

We incurred a net loss of $5,321 and $9,846 for the three months ended June 30, 2018 and June 30, 2017, respectively.

Six months ended June 30, 2018 compared to Six months ended June 30, 2017

	Six months ended June 30, 2018	Six months ended June 30, 2017
Revenue	$-	$-
Operating expenses	$9,228	$31,135
Loss from discontinued operations	$-	$96,155
Net loss	$9,228	$127,290

Our operating expenses, for the six months ended June 30, 2018 were $9,228 compared to $31,135 for the same period in 2017. The decrease in operating expenses was primarily as a result of decreased costs for accounting and reporting.

Our loss from discontinued operations, for the six months ended June 30, 2018 were $0 compared to $96,155 for the same period in 2017. The decrease in the loss was primarily as a result of disposal of the subsidiary on June 5, 2017.

We incurred a net loss of $9,228 and $127,290 for the six months ended June 30, 2018 and June 30, 2017, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of June 30, 2018 and December 31, 2017, respectively.

Working Capital

	As at June 30, 2018	As at December 31, 2017
Total current assets	$-	$-
Total current liabilities	$468,922	$459,694
Working capital (deficit)	$(468,922)	$(459,694)

Cash Flows

	Six Months ended June 30, 2018	Six Months ended June 30, 2017
Net cash used in operating activities	$(5,250)	$(10,389)
Net cash provided by financing activities	$5,250	$10,389
Increase (Decrease) in cash	$-	$-

As at June 30, 2018 our company’s cash balance was $0 and total assets were $0. As at December 31, 2017, our company’s cash balance was $0 and total assets were $0.

As at June 30, 2018, our company had total liabilities of $468,922, compared with total liabilities of $459,694 as at December 31, 2017.

As at June 30, 2018, our company had working capital deficiency of $468,922 compared with working capital deficiency of $459,694 as at December 31, 2017. The increase in working capital deficiency was primarily attributed to increase in accounts payable and due to related parties.

Cash Flow from Operating Activities

During the six months ended June 30, 2018, our company used $5,250 in cash from operating activities, compared to $10,389 cash used in operating activities during the six months ended June 30, 2017. The decrease was attributed to reduced costs for accounting and reporting.

Cash Flow from Financing Activities

During the six months ended June 30, 2018 our company received $5,250 from financing activities compared to $10,389 received from financing activities during the six months ended June 30, 2017. The decrease was attributed to reduced advances from related parties.

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

Recent accounting pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases” (“ASC 842”). The guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. ASC 842 is effective for fiscal years beginning after December 15, 2018. The Company is evaluating the adoption of ASC 842, but has not determined the effects it may have on the Company’s financial statements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MEDICO INTERNATIONAL INC.
(Registrant)

Dated: February 4, 2019	/s/ Jiang Chun Yan
Jiang Chun Yan
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

