Form 10-Q
period 2018-09-30
Medico International Inc.
filed 2019-02-07
CIK 1658432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

or

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

3,697,000 common shares issued and outstanding as of February 7, 2019

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDICO INTERNATIONAL INC.

BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$39,700	$34,882
Due to related parties	433,112	424,812
Total Current Liabilities	472,812	459,694
TOTAL LIABILITIES	472,812	459,694

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 500,000,000 shares authorized, 3,697,000 shares issued and outstanding	3,697	3,697
Additional paid-in capital	867,424	867,424
Accumulated deficit	(1,343,933)	(1,330,815)
TOTAL STOCKHOLDERS’ DEFICIT	(472,812)	(459,694)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See the notes to the unaudited financial statements

MEDICO INTERNATIONAL INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	947	947	1,293	3,777
Professional fees	2,943	2,209	11,825	30,514
Total Operating Expenses	3,890	3,156	13,118	34,291

LOSS FROM OPERATIONS	(3,890)	(3,156)	(13,118)	(34,291)

OTHER INCOME/(EXPENSE)
Forgivess of accounts payable	-	5,142	-	5,142
	-	5,142	-	5,142

INCOME (LOSS) BEFORE INCOME TAXES	(3,890)	1,986	(13,118)	(29,149)
Provision for income taxes	-	-	-	-
INCOME (LOSS) FROM CONTINUING OPERATION	(3,890)	1,986	(13,118)	(29,149)

DISCONTINUED OPERATIONS
Loss from discontinued operations	-	-	-	(55,803)
Loss on disposal of subsidiaries	-	-	-	(77,438)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFITS	-	-	-	(133,241)

NET INCOME (LOSS)	$(3,890)	$1,986	$(13,118)	$(162,390)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments from discontinued operations	-	-	-	37,086
TOTAL COMPREHENSIVE INCOME (LOSS)	$(3,890)	$1,986	$(13,118)	$(125,304)

Basic and Diluted Earnings (Loss) per Common Share	$(0.00)	$0.00	$(0.00)	$(0.04)
Basic and Diluted Weighted Average Common Shares Outstanding	3,697,000	3,697,000	3,697,000	3,697,000

See the notes to the unaudited financial statements

MEDICO INTERNATIONAL INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(13,118)	$(29,149)
Net loss from discontinuing operations	-	(133,241)
Adjustments to reconcile net loss to net cash from operating activities:
Loss on disposal of subsidiaries	-	77,438
Forgiveness of accounts payable	-	(5,142)
Changes in operating assets and liabilities:
Accounts payable	4,818	22,252
Changes in operating assets and liabilities of discontinued operations	-	378,033
Net cash used in (provided by) operating activities	(8,300)	310,191

CASH FLOWS USED BY INVESTING ACTIVITIES
Sales of investment in subsidiary	-	(359,066)
Net cash used in investing activities	-	(359,066)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	8,300	11,789
Net cash provided by financing activities	8,300	11,789

Effects on changes in foreign exchange rate	-	37,086

Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Financial Statements Presented

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 as filed with the Securities and Exchange Commission on January 14, 2019.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The standard requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents (collectively, “restricted cash”). Therefore, restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017. The Company adopted this standard retrospectively effective January 1, 2018 and the adoption did not have a material effect on the Company’s financial statements.

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

Note 3: Going Concern

These financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. As of September 30, 2018, the Company has an accumulated deficit of $1,343,933 since inception and has a working capital deficiency of $472,812.

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

During the nine months ended September 30, 2018, the Company recorded a loss on disposal of $0. The Company has no continuing involvement in the operations of Smile More Holdings. The disposal of Smile More Holdings qualified as a discontinued operation of the Company and accordingly, the Company has excluded results of Smile More Holdings’ operations from its Statements of Operations to present this business in discontinued operations.

The following table shows the results of operations of Smile More Holdings for the three months ended September 30, 2018 and 2017 which are included in the loss from discontinued operations:

Three Months Ended
September 30,
	2018	2017

Dental Service Revenue, net	$-	$-
Cost of Services	-	-
Gross profit	-	-
General and administrative	-	-
Professional fees	-	-
Rental	-	-
Staff costs	-	-
Depreciation	-	-
Operating loss	-	-
Other income	-	-
Interest expense	-	-
Income tax benefit	-	-
Gain from discontinued operations, net of tax	$-	$-

The following table shows the results of operations of Smile More Holdings for the nine months ended September 30, 2018 and 2017 which are included in the loss from discontinued operations:

	Nine Months Ended
	September 30,
	2018	2017

Dental Service Revenue, net	$-	$3,065,719
Cost of Services	-	2,057,063
Gross profit	-	1,008,656
General and administrative	-	259,937
Professional fees	-	28,154
Rental	-	429,677
Staff costs	-	334,347
Depreciation	-	94,294
Operating loss	-	(137,753)
Other income	-	95,164
Interest expense	-	(14,530)
Income tax benefit	-	1,316
Loss from discontinued operations, net of tax	$-	$(55,803)

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

During the nine months ended September 30, 2018, the Company received a net amount of $8,300 as advances and loans from various officers for the operating expenses of the Company. As of September 30, 2018 and December 31, 2017, the Company was obligated to its officers for unsecured, non-interest bearing demand loans with balances totaling $433,112 and $424,812, respectively.

Note 6: Commitments and Contingencies

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of September 30, 2018, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

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

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us”, “our” and “Medico” mean Medico International Inc., and our wholly owned subsidiaries, Smile Central Dental Aljunied Ptd Ld.; Smile Central Dental Hougang Ptd Ltd.; Smile Central Dental Hougang Central Pte Ltd; Smile Central Dental Jurong Ptd Ltd.; Smile Central Dental Toa Payoh Ptd Ltd.; Smile More Holdings Ptd Ltd. and, Smile Central Dental Centre Pte Ltd., unless otherwise indicated.

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

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

Three months ended September 30, 2018 compared to three months ended September 30, 2017

	Three months ended September 30, 2018	Three months ended September 30, 2017
Revenue	$-	$-
Operating expenses	$3,890	$3,156
Other income	$-	$5,142
Net income (loss)	$(3,890)	$1,986

Our operating expenses, for the three months ended September 30, 2018 were $3,890 compared to $3,156 for the same period in 2017. The increase in operating expenses was primarily as a result of increased costs for consulting services.

Our other income for the three months ended September 30, 2018 were $0 compared to $5,142 for the same period in 2017. The decrease in the other income was primarily as a result of the forgiveness of accounts payable in the period in 2017.

We incurred a net loss of $3,890 and a net income of $1,986 for the three months ended September 30, 2018 and September 30, 2017, respectively.

Nine months ended September 30, 2018 compared to Nine months ended September 30, 2017

	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Revenue	$-	$-
Operating expenses	$13,118	$34,291
Other income	$-	$5,142
Loss from discontinued operations	$-	$(133,241)
Net loss	$(13,118)	$(162,390)

Our operating expenses, for the nine months ended September 30, 2018 were $13,118 compared to $34,291 for the same period in 2017. The decrease in operating expenses was primarily as a result of decreased costs for accounting and reporting.

Our loss from discontinued operations, for the nine months ended September 30, 2018 were $0 compared to $133,241 for the same period in 2017. The decrease in the loss was primarily as a result of disposal of the subsidiary on June 5, 2017.

We incurred a net loss of $13,118 and $162,390 for the nine months ended September 30, 2018 and September 30, 2017, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 30, 2018 and December 31, 2017, respectively.

Working Capital

	As at September 30, 2018	As at December 31, 2017
Total current assets	$-	$-
Total current liabilities	$472,812	$459,694
Working capital (deficit)	$(472,812)	$(459,694)

Cash Flows

	Nine Months ended September 30, 2018	Nine Months ended September 30, 2017
Net cash provided by (used in) operating activities	$(8,300)	$310,191
Net cash used in investing activities	$-	$(359,066)
Net cash provided by financing activities	$8,300	$11,789
Effects on changes in foreign exchange rate	$-	$37,086
Increase (Decrease) in cash	$-	$-

As at September 30, 2018 our company’s cash balance was $0 and total assets were $0. As at December 31, 2017, our company’s cash balance was $0 and total assets were $0.

As at September 30, 2018, our company had total liabilities of $472,812, compared with total liabilities of $459,694 as at December 31, 2017.

As at September 30, 2018, our company had working capital deficiency of $472,812 compared with working capital deficiency of $459,694 as at December 31, 2017. The increase in working capital deficiency was primarily attributed to increase in accounts payable and due to related parties.

Cash Flow from Operating Activities

During the nine months ended September 30, 2018, our company used $8,300 in cash from operating activities, compared to $310,191 cash provided by operating activities during the nine months ended September 30, 2017. The decrease was attributed to changes in operating assets and liabilities of discontinued operations in the period of 2017.

Cash Flow from Investing Activities

During the nine months ended September 30, 2018 our company used $0 in investing activities compared to $359,066 used in investing activities during the nine months ended September 30, 2017. The decrease was attributed to the sales of investment in subsidiary in the period of 2017.

Cash Flow from Financing Activities

During the nine months ended September 30, 2018 our company received $8,300 from financing activities compared to $11,789 received from financing activities during the nine months ended September 30, 2017. The decrease was attributed to reduced advances from related parties.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The standard requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents (collectively, “restricted cash”). Therefore, restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017. The Company adopted this standard retrospectively effective January 1, 2018 and the adoption did not have a material effect on the Company’s financial statements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MEDICO INTERNATIONAL INC.
(Registrant)

Dated: February 7, 2019	/s/ Jiang Chun Yan
Jiang Chun Yan
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

