Form 10-K
period 2018-12-31
Medico International Inc.
filed 2019-04-10
CIK 1658432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter was $Nil, based on there being no public market for the Registrant’s stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

3,697,000 common shares as of April 8, 2019

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

Our shares are issued in registered form. Action Stock Transfer Corp., 2468 E Fort Union Blvd Suite 214, Salt Lake City, UT 84121 (Telephone: (801) 274-1088; Fax: (801) 274-1099 is the registrar and transfer agent for our common shares.

On February 22, 2019, the shareholders’ list showed 6 registered shareholders with 3,697,000 shares of common stock outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2018 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2018.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2018.

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

Results of Operations - Years Ended December 31, 2018 and 2017

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended December 31, 2018 and 2017, which are included herein.

Years ended December 31, 2018 and December 31, 2017

For the years ended December 31, 2018 and 2017, we did not earn any revenue.

Operating expenses were $33,612 for the year ended December 31, 2018, compared to $41,016 for the year ended December 31, 2017. The decrease in operating expense is primarily due to a decrease in professional fees.

For the year ended December 31, 2018, we had other income of $0, compared to $5,142 in other income during the year ended December 31, 2017. The decrease in other income was attributed to a gain on forgiveness of accounts payable for the year ended December 31, 2017, that did not occur in the year ended December 31, 2018.

On June 5, 2017, the Company sold all of the issued and outstanding ordinary shares of the Company’s 100% wholly-owned subsidiary, Smile More Holdings Pte. Ltd., a Singaporean corporation. During the year ended December 31, 2017, loss from discontinued operations was $133,241, compared to $0 for the year ended December 31, 2018. The decrease in loss from discontinued operations is primarily due to the disposal of the subsidiary during the year ended December 31, 2017.

Liquidity and Capital Resources

As at December 31, 2018 and 2017 our company’s cash balance was $0 and total assets were $0.

As at December 31, 2018, our company had total liabilities of $493,306, compared with total liabilities of $459,694 as at December 31, 2017. The increase in total liabilities is due to increase in accounts payable and due to related parties.

As at December 31, 2018, our company had working capital deficiency of $493,306 compared with working capital deficiency of $459,694 as at December 31, 2017. The increase in working capital deficiency was primarily attributed to the increase in total liabilities.

Cash Flows

Our primary liquidity and capital requirements are for cost of services and administrative expenses. In the past we fund our operations with cash generated from dental service revenue, capital contributions, and issuances of common stock. Going forward the Company will not generate any cash from dental service revenue.

Cash Flow from Operating Activities

During the year ended December 31, 2018, our company has $20,302 cash used in operating activities, compared to $304,115 cash provided by operating activities during the year ended December 31, 2017. The decrease in cash provided from operating activities for the year ended December 31, 2018 was attributed to a change in assets and liabilities from discontinued operations during the year ended December 31, 2017 which did not occur during the year ended December 31, 2018.

Cash Flow from Investing Activities

During the year ended December 31, 2018, our company used $0 in investing activities compared to $359,066 for sales of investment in subsidiaries in investing activities during the year ended December 31, 2017.

Cash Flow from Financing Activities

During the year ended December 31, 2018 our company received $20,302 from financing activities compared to $17,865 received from financing activities during the year ended December 31, 2017. The increase in cash provided by financing activities was attributed to increase in advances from related parties for operating expenses of the company.

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

Liquidity and Capital Resources

As of December 31, 2018, we had no cash. As of December 31, 2018, our current liabilities and stockholders’ deficit was $493,306. We do not have sufficient funds to operate for the next twelve months. We have to issue debt or equity or enter into a strategic arrangement with a third party in order to finance our operations. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

As of December 31, 2018, our company had a net loss of $33,612 and has earned no revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the year ending December 31, 2019. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Medico International, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Medico International, Inc. (the Company) as of December 31, 2018 and 2017, and the related statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Tampa, Florida

April 10, 2019

MEDICO INTERNATIONAL INC.

BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$48,192	$34,882
Due to related parties	445,114	424,812
Total Current Liabilities	493,306	459,694
TOTAL LIABILITIES	493,306	459,694

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 500,000,000 shares authorized, 3,697,000 shares issued and outstanding	3,697	3,697
Additional paid-in capital	867,424	867,424
Accumulated deficit	(1,364,427)	(1,330,815)
TOTAL STOCKHOLDERS' DEFICIT	(493,306)	(459,694)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See the notes to the financial statements

MEDICO INTERNATIONAL INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended
	December 31,
	2018	2017

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative	1,441	3,925
Professional fees	32,171	37,091
Total Operating Expenses	33,612	41,016

LOSS FROM OPERATIONS	(33,612)	(41,016)

OTHER INCOME/(EXPENSE)
Forgivess of accounts payable	-	5,142
	-	5,142

LOSS BEFORE INCOME TAXES	(33,612)	(35,874)
Provision for income taxes	-	-
LOSS FROM CONTINUING OPERATION	(33,612)	(35,874)

DISCONTINUED OPERATIONS
Loss from discontinued operations	-	(55,803)
Loss on disposal of subsidiaries	-	(77,438)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFITS	-	(133,241)

NET LOSS	$(33,612)	$(169,115)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments from discontinued operations	-	37,086
TOTAL COMPREHENSIVE LOSS	$(33,612)	$(132,029)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.05)
Basic and Diluted Weighted Average Common Shares Outstanding	3,697,000	3,697,000

See the notes to the financial statements

MEDICO INTERNATIONAL INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

					Accumulated
	Common Stock		Additional		Other	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders' Deficit

Balance - December 31, 2016	3,697,000	$3,697	$867,424	$(1,161,700)	$30,795	$(259,784)
Net loss	-	-	-	(169,115)	-	(169,115)
Deconsolidation	-	-	-	-	(67,881)	(67,881)
Foreign currency translation adjustments	-	-	-	-	37,086	37,086
Balance - December 31, 2017	3,697,000	$3,697	$867,424	$(1,330,815)	$-	$(459,694)

Net loss	-	-	-	(33,612)	-	(33,612)
Balance - December 31, 2018	3,697,000	$3,697	$867,424	$(1,364,427)	$-	$(493,306)

See the notes to the financial statements

MEDICO INTERNATIONAL INC.

STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(33,612)	$(35,874)
Net loss from discontinuing operations	-	(133,241)
Adjustments to reconcile net loss to net cash from operating activities:
Loss on disposal of subsidiaries	-	77,438
Forgiveness of accounts payable	-	(5,142)
Changes in operating assets and liabilities:
Accounts payable	13,310	22,901
Changes in operating assets and liabilities of discontinued operations	-	378,033
Net cash provided by (used in) operating activities	(20,302)	304,115

CASH FLOWS USED BY INVESTING ACTIVITIES
Sales of investment in subsidiary	-	(359,066)
Net cash used in investing activities	-	(359,066)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	20,302	17,865
Net cash provided by financing activities	20,302	17,865

Effects on changes in foreign exchange rate	-	37,086

Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See the notes to the financial statements

MEDICO INTERNATIONAL INC.

NOTES TO THE FINANCIAL STATEMENTS

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

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) on the accrual basis of accounting.

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

Recently Adopted Accounting Standards

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The standard provides guidance on how certain cash receipts and payments are presented and classified in the statement of cash flows. For public entities, ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those annual periods, and requires a retrospective approach. The Company adopted this standard effective January 1, 2018 and the adoption did not have a material effect on the Company’s financial statements.

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

Recent accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASC 842”). The guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. ASC 842 is effective for fiscal years beginning after December 15, 2018. The Company is evaluating the adoption of ASC 842, but has not determined the effects it may have on the Company’s financial statements.

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

Note 3: Going Concern

These financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. As of December 31, 2018, the Company has an accumulated deficit of $1,364,427 since inception and has a working capital deficiency of $493,306.

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

The following table shows the results of operations of Smile More Holdings for the years ended December 31, 2017 which are included in the loss from discontinued operations:

Years Ended
December 31,
2017

Dental Service Revenue, net	$3,065,719
Cost of Services	2,057,063
Gross profit	1,008,656
General and administrative	259,937
Professional fees	28,154
Rental	429,677
Staff costs	334,347
Depreciation	94,294
Operating loss	(137,753)
Other income	95,164
Interest expense	(14,530)
Income benefit	1,316
Loss from discontinued operations, net of tax	$(55,803)

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

During the years ended December 31, 2018 and 2017, the Company received a net amount of $20,302 and $17,865 as advances and loans from various officers for the operating expenses of the Company, respectively. As of December 31, 2018 and 2017, the Company was obligated to its officers for unsecured, non-interest bearing demand loans with balances totaling $445,114 and $424,812, respectively.

Note 6: Equity

The Company is authorized to issue up to 500,000,000 shares of common stock, par value $0.001.

During the years ended December 31, 2018 and 2017, the Company has not issued any common stock.

As of December 31, 2018 and 2017, 3,697,000 shares of common stock were issued and outstanding.

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

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has completed the accounting for the effects of the Act during the year ended December 31, 2017. The Company’s financial statements for the years ended December 31, 2018 and 2017 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 34% to 21% as well as other changes.

The provision for refundable federal income tax at 21% (34% for the year ended December 31, 2017) consists of the following for the periods ending:

	December 31,
	2018	2017
Federal income tax benefit attributed to:
Net operating loss from continuing operations	$(7,059)	$(12,197)
Net operating loss from discontinued operations	-	(13,242)
Valuation allowance	7,059	25,439
Net benefit	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	December 31,
	2018	2017
Deferred tax asset attributable to:
Net operating loss carry over	$(7,059)	$(25,439)
Effect of change in the statutory rate	-	9,726
Less: valuation allowance	7,059	15,713
Net deferred tax asset	$-	$-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

Due to the change in ownership provisions of the income tax laws of United States of America, net operating loss carry forwards of approximately $43,033, which expire commencing in fiscal 2035, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

Note 8: Commitments and Contingencies

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of December 31, 2018, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

Note 9: Subsequent Events

In accordance with ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to December 31, 2018 to the date these financial statements were issued and has determined that it does not have any additional material subsequent events to disclose in these financial statements.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer). We carried out an evaluation, under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based upon the evaluation of our disclosure controls and procedures as of the December 31, 2018, our management concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, and we view as an integral part of our disclosure controls and procedures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2018 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2018. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2018, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2018 and 2017; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2018 and 2017, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Jiang Chun Yan(1) CEO, CFO,	2018	0	0	0	0	0	0	0	0
Secretary and Director	2017	0	0	0	0	0	0	0	0

__________

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

Grants of Plan-Based Awards

During the fiscal year ended December 31, 2018 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2018 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

No compensation was paid to non-employee directors for the year ended December 31, 2018.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 8, 2019, certain information with respect to the beneficial ownership of our common and preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our common and preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common and preferred stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Jiang Chun Yan 187 E. Warm Springs Road, Suite B273 Las Vegas, NV 89119	Nil	Nil
Directors and Executive Officers as a Group	Nil	Nil
Targeted Solutions Global Limited Gf Ro 5 High Street Westburry On Trym, Bristol United Kingdom, BS9 3BY	3,000,000 Common / Direct	81.15%

___________

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 8, 2019. As of April 8, 2019 there were 3,697,000 shares of our company’s common stock issued and outstanding.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2018, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2018 and for fiscal year ended December 31, 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2018	December 31, 2017
Audit Fees	$35,000	$34,500
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$35,000	$34,500

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

MEDICO INTERNATIONAL INC.
(Registrant)

Dated: April 9, 2019	/s/ Jiang Chun Yan
Jiang Chun Yan
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 9, 2019	/s/ Jiang Chun Yan
Jiang Chun Yan
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

