Form 10-Q
period 2019-03-31
Medico International Inc.
filed 2019-05-20
CIK 1658432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES    ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES    ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

3,697,000 shares of common stock issued and outstanding as of April 30, 2019

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDICO INTERNATIONAL INC.

BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$77,128	$48,192
Due to related parties	456,025	445,114
Total Current Liabilities	533,153	493,306
TOTAL LIABILITIES	533,153	493,306

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 500,000,000 shares authorized, 3,697,000 shares issued and outstanding	3,697	3,697
Additional paid-in capital	867,424	867,424
Accumulated deficit	(1,404,274)	(1,364,427)
TOTAL STOCKHOLDERS' DEFICIT	(533,153)	(493,306)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See the notes to the unaudited financial statements

MEDICO INTERNATIONAL INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative	48	199
Professional fees	39,799	3,708
Total Operating Expenses	39,847	3,907

LOSS BEFORE INCOME TAXES	(39,847)	(3,907)
Provision for income taxes	-	-
NET LOSS	$(39,847)	$(3,907)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	3,697,000	3,697,000

See the notes to the unaudited financial statements

MEDICO INTERNATIONAL INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2017	3,697,000	$3,697	867,424	$(1,330,815)	$(459,694)
Net loss	-	-	-	(3,907)	(3,907)
Balance, March 31, 2018	3,697,000	$3,697	$867,424	$(1,334,722)	$(463,601)

Balance, December 31, 2018	3,697,000	$3,697	867,424	$(1,364,427)	$(493,306)
Net loss	-	-	-	(39,847)	(39,847)
Balance, March 31, 2019	3,697,000	$3,697	$867,424	$(1,404,274)	$(533,153)

See the notes to the unaudited financial statement

MEDICO INTERNATIONAL INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(39,847)	$(3,907)
Changes in operating assets and liabilities:
Accounts payable	28,936	1,157
Net cash used in operating activities	(10,911)	(2,750)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	10,911	2,750
Net cash provided by financing activities	10,911	2,750

Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Financial Statements Presented

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed with the Securities and Exchange Commission on April 10, 2019.

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

Revenue Recognition

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;

•	identify the performance obligations in the contract;

•	determine the transaction price;

•	allocate the transaction price to performance obligations in the contract; and

•	recognize revenue as the performance obligation is satisfied.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASC 842”). The guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. ASC 842 is effective for fiscal years beginning after December 15, 2018. The Company has adopted ASC 842, but has determined that the effects it may have on the Company’s financial statements is immaterial.

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

Note 3: Going Concern

These financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. As of March 31, 2019, the Company has an accumulated deficit of $1,404,274 since inception and has a working capital deficiency of $533,153.

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

Note 4: Stockholders’ Deficit

The Company is authorized to issue up to 500,000,000 shares of common stock, par value $0.001.

During the three months ended March 31, 2019, the Company issued no common stock.

As of March 31, 2019 and December 31, 2018, 3,697,000 shares of common stock were issued and outstanding, and no preferred stock was issued and outstanding.

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

During the three months ended March 31, 2019, the Company received a net amount of $10,911 as advances and loans from various officers for the operating expenses of the Company. As of March 31, 2019 and December 31, 2018, the Company was obligated to its officers for unsecured, non-interest bearing demand loans with balances totaling $456,025 and $445,114, respectively.

Note 6: Commitments and Contingencies

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of March 31, 2019, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

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

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us”, “our” and "Medico" mean Medico International Inc., unless otherwise indicated.

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

The effect of the transactions set forth in the Share Exchange Agreement is that commencing June 5, 2017 our company no longer owned and operated dental clinics in Singapore and will focus our efforts in the area of cancer diagnostics tools in connection with the Patent.

Our address is 187 E. Warm Springs Road, Suite B273, Las Vegas, NV 89119. Our telephone number is (732) 383-9118. We do not have a corporate website.

We do not have any subsidiaries.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

Three months ended March 31, 2019 compared to three months ended March 31, 2018

	Three months ended March 31, 2019	Three months ended March 31, 2018
Revenue	$-	$-
Operating expenses	$39,847	$3,907
Net loss	$(39,847)	$(3,907)

Our operating expenses, for the three months ended March 31, 2019 were $39,847 compared to $3,907 for the same period in 2018. The increase in operating expenses was primarily as a result of increased costs for accounting services.

We incurred a net loss of $39,847 and of $3,907 for the three months ended March 31, 2019 and March 31, 2018, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of March 31, 2019 and December 31, 2018, respectively.

Working Capital

	As at March 31, 2019	As at December 31, 2018
Total current assets	$-	$-
Total current liabilities	$533,153	$493,306
Working capital (deficit)	$(533,153)	$(493,306)

Cash Flows

	Three Months ended March 31, 2019	Three Months ended March 31, 2018
Net cash used in operating activities	$(10,911)	$(2,750)
Net cash provided by financing activities	10,911	2,750
Increase (Decrease) in cash	$-	$-

As at March 31, 2019 our company’s cash balance was $0 and total assets were $0. As at December 31, 2018, our company’s cash balance was $0 and total assets were $0.

As at March 31, 2019, our company had total liabilities of $533,153, compared with total liabilities of $493,306 as at December 31, 2018.

As at March 31, 2019, our company had working capital deficiency of $533,153 compared with working capital deficiency of $493,306 as at December 31, 2018. The increase in working capital deficiency was primarily attributed to increase in accounts payable and due to related parties.

Cash Flow from Operating Activities

During the three months ended March 31, 2019, our company used $10,911 cash in operating activities, compared to $2,750 cash used in operating activities during the three months ended March 31, 2018. The increase was attributed to an increase in net loss, partially offset by increase in accounts payable.

Cash Flow from Financing Activities

During the three months ended March 31, 2019, our company received $10,911 from financing activities compared to $2,750 received from financing activities during the three months ended March 31, 2018. The increase was attributed to increased advances from related parties.

The report of our auditors on our audited financial statements for the fiscal year ended December 31, 2018, contains a going concern qualification as we have suffered losses since our inception. We have not attained profitable operations and are dependent upon obtaining financing to pursue our business operations. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

Revenue Recognition

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;

•	identify the performance obligations in the contract;

•	determine the transaction price;

•	allocate the transaction price to performance obligations in the contract; and

•	recognize revenue as the performance obligation is satisfied.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASC 842”). The guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. ASC 842 is effective for fiscal years beginning after December 15, 2018. The Company has adopted ASC 842, but has determined that the effects it may have on the Company’s financial statements is immaterial.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MEDICO INTERNATIONAL INC.
(Registrant)

Dated: May 20, 2019	/s/ Jiang Chun Yan
Jiang Chun Yan
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

